Form 10-Q
period 2024-03-31
Solventum Corp
filed 2024-05-10
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-41968
SOLVENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	92-2008841
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3M Center, Building 275-6W 2510 Conway Avenue East, Maplewood, Minnesota	55144
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (651) 733-1110

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	SOLV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2024
Common Stock, $0.01 par value per share	172,709,505 shares

SOLVENTUM CORPORATION
Form 10-Q for the Quarterly Period Ended March 31, 2024

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2024
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Combined Statements of Income
(Unaudited)

	Three months ended March 31,
(Millions, except per share data)	2024	2023
Net sales of product	$1,553	$1,550
Net sales of software and rentals	463	461
Total net sales	2,016	2,011
Cost of product	725	752
Cost of software and rentals	119	122
Gross profit	1,172	1,137
Selling, general and administrative expenses	596	577
Research and development expenses	195	195
Total operating expenses	1,635	1,646
Operating income	381	365
Interest expense, net	39	—
Other expense (income), net	13	2
Income before income taxes	329	363
Provision for income taxes	92	70
Net income	$237	$293

Earnings per share:
Basic earnings per share	$1.37	$1.70
Diluted earnings per share	1.37	1.70
Weighted-average number of shares outstanding:
Basic	172.7	172.7
Diluted	172.7	172.7
The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Combined Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Millions)	2024	2023
Net income	$237	$293
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(86)	68
Defined benefit pension adjustment	—	—
Total other comprehensive income (loss), net of tax	(86)	68
Comprehensive income	$151	$361
The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Combined Balance Sheets
(Unaudited)

	March 31,	December 31,
(Millions)	2024	2023
Assets
Current assets
Cash and cash equivalents	$996	$194
Receivables — net of allowances of $86 and $82	1,220	1,313
Inventories
Finished goods	490	453
Work in process	171	171
Raw materials and supplies	240	233
Total inventories	901	857
Other current assets	242	155
Total current assets	3,359	2,519
Property, plant and equipment — net	1,491	1,457
Goodwill	6,468	6,535
Intangible assets — net	2,810	2,902
Other assets	583	530
Total assets	$14,711	$13,943
Liabilities
Current liabilities
Accounts payable	$587	$477
Unearned revenue	566	574
Other current liabilities	701	677
Total current liabilities	1,854	1,728
Long-term debt	8,303	—
Pension and postretirement benefits	321	166
Deferred income taxes	211	231
Other liabilities	171	152
Total liabilities	10,860	2,277
Commitments and contingencies (Note 9)
Equity
Net parent investment	4,809	12,003
Accumulated other comprehensive income (loss) — net	(958)	(337)
Total equity	3,851	11,666
Total liabilities and equity	$14,711	$13,943
The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Combined Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$237	$293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	139	145
Postretirement benefit plan expense	9	10
Stock-based compensation expense	4	18
Deferred income taxes	(25)	(34)
Changes in assets and liabilities
Accounts receivable	78	32
Inventories	(52)	(6)
Accounts payable	115	26
All other operating activities	(63)	25
Net cash provided by operating activities	442	509

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(102)	(65)
Net cash (used in) investing activities	(102)	(65)

Cash Flows from Financing Activities
Net transfers to 3M	(7,851)	(460)
Proceeds from long-term debt, net of issuance costs	8,303	—
Other — net	10	(2)
Net cash provided by (used in) financing activities	462	(462)

Effect of exchange rate changes on cash and cash equivalents	—	—

Net increase (decrease) in cash and cash equivalents	802	(18)
Cash and cash equivalents at beginning of year	194	61
Cash and cash equivalents at end of period	$996	$43
The accompanying Notes to Condensed Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Notes to the Condensed Combined Financial Statements
(Unaudited)
NOTE 1. Significant Accounting Policies
Organization and Description of Business
Solventum Corporation ("Solventum" or the "Company") is a carve-out business of 3M Company ("3M"). On April 1, 2024 (the "Distribution Date"), 3M completed the previously announced spin-off of Solventum Corporation (the "Spin-Off"). The Spin-Off was completed through a distribution of approximately 80.1% of the Company's outstanding common stock to holders of record of 3M's common stock as of the close of business on March 18, 2024 (the "Distribution"), which resulted in the issuance of 172,709,505 shares of common stock. As a result of the Distribution, the Company became an independent public company. Solventum's common stock is listed under the symbol "SOLV" on the New York Stock Exchange ("NYSE").
Solventum is a leading global healthcare company with a broad portfolio of trusted solutions that leverage deep material science, data science, and digital capabilities to address critical customer needs. Solventum is organized into four operating business segments that are aligned with the end markets that we serve: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration.
Basis of Presentation
Solventum is a carve-out business of 3M Company. The unaudited condensed combined financial statements have been derived from the consolidated financial statements and accounting records of 3M, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by 3M. The Company’s condensed combined balance sheets include 3M assets and liabilities that are specifically identifiable or otherwise attributable to the Company. As noted above, the Spin-Off was not effective until after the conclusion of the three-month financial reporting periods presented herein. These unaudited condensed combined financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as a separate, standalone entity during the periods presented.
The unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and present the historical results of operations, comprehensive income, and cash flows for the three months ended March 31, 2024 and 2023, and the financial position as of March 31, 2024 and December 31, 2023.The interim condensed combined financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim condensed combined financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.
These unaudited condensed combined financial statements include general corporate expenses and shared expenses of 3M that were historically incurred by or charged to Solventum for certain support functions that are provided on a centralized basis, such as expenses related to information technology, finance and accounting, human resources, legal, and use of shared assets. Additional information is included in Note 11 "Related Parties". Direct usage has been used to attribute expenses that are specifically identifiable to the business, where practicable. In certain instances, these expenses have been allocated to Solventum primarily based on a pro rata proportion of revenue. The attribution methodologies of corporate and shared expenses reasonably reflect the utilization of services by, or the benefits provided to Solventum, in the aggregate. The unaudited condensed combined financial statements reflect all the costs of doing business; the allocations may not, however, reflect the expenses Solventum would have incurred as a standalone company for the periods presented. All intercompany transactions and balances within Solventum have been eliminated.
3M manages cash and other treasury operations at a centralized level. As such, cash and cash equivalents in the condensed combined balance sheets primarily represent cash managed by Solventum subsidiaries directly and cash that has not yet been swept to 3M’s central accounts. Cash transfers to and from the cash management accounts of 3M are reflected in the condensed combined statements of cash flows as “Net transfers to 3M.” These arrangements may not be reflective of the way the Company would have financed its operations had it been a separate, standalone entity during the periods presented. In connection with the consummation of the Spin-Off, in February 2024 Solventum issued $6.9 billion senior unsecured notes and drew $1.48 billion under senior unsecured term loan credit facilities and made direct and indirect cash payments to 3M as partial consideration for 3M's transfer of its health care business to Solventum. All of the net proceeds from the offering of the notes were paid to 3M, other than the amounts retained in order to achieve the $600 million retained cash target. Other than the notes issued by the

Company, 3M’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the legal obligor of the debt and the borrowings are not specifically identifiable to the Company. See Note 7 “Long-term Debt and Short-term Borrowings” for further information.
The operations of Solventum are included in the consolidated U.S. federal, and certain state, local and foreign income tax returns filed by 3M, where applicable. Income tax expense and other income tax related information contained in these unaudited condensed combined financial statements are presented following the separate return methodology as if the Company filed its own income tax returns. The income tax results of Solventum as presented in the unaudited condensed combined financial statements may not be reflective of the results the Company would generate in the future. In jurisdictions where Solventum has been included in income tax returns filed by 3M, any income taxes payable resulting from the related income tax provision have been reflected within “Net parent investment” on the condensed combined balance sheets.
The unaudited condensed combined financial statements and related footnotes as of and for the three months ended March 31, 2024 should be read in conjunction with the audited combined financial statements as of and for the year ended December 31, 2023 contained in Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on March 11, 2024, which became effective on March 13, 2024 (the “Information Statement”).
New Accounting Pronouncements
The table below provides summaries of applicable new accounting pronouncements issued, but not yet adopted by Solventum.

Standard	Relevant Description	Effective Date for Solventum	Impact of Adoption
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Issued in November 2023. Requires public entities to expand on segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Year-end December 31, 2024	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Issued in December 2023. Requires disaggregated information about a Company's effective tax rate reconciliation as well as information on income taxes paid.	Year-end December 31, 2025	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $240 million of the December 31, 2023 balance was recognized as revenue during the three months ended March 31, 2024, while approximately $205 million of the December 31, 2022 balance was recognized as revenue during the three months ended March 31, 2023.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $146 million and $145 million for the three months ended March 31, 2024 and 2023, respectively.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2024 or 2023. Additionally, no customers accounted for more than 10% of accounts receivable as of March 31, 2024 and one customer accounted for approximately 10% of the accounts receivable at December 31, 2023.

NOTE 3. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the three months ended March 31, 2024.
The goodwill balance by business segment follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	Purification and Filtration	Total
Balance as of December 31, 2023	$3,685	$458	$873	$1,519	$6,535
Translation impact	(37)	(7)	(1)	(22)	(67)
Balance as of March 31, 2024	$3,648	$451	$872	$1,497	$6,468
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets are as follows:

	March 31,	December 31,
(Millions)	2024	2023
Customer related intangible assets	$2,728	$2,734
Patents and other technology-based intangible assets	1,896	1,897
Tradenames and other amortizable intangible assets	704	705
Total gross carrying amount	5,328	5,336

Accumulated amortization — customer related	(1,112)	(1,081)
Accumulated amortization — patents and other technology-based	(1,098)	(1,055)
Accumulated amortization — tradenames and other	(333)	(323)
Total accumulated amortization	(2,543)	(2,459)

Total finite-lived intangible assets — net	2,785	2,877

Indefinite lived intangible assets	25	25
Total intangible assets — net	$2,810	$2,902

Amortization expense was as follows:

	Three months ended March 31,
(Millions)	2024	2023
Amortization expense	$87	$92
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2024 is as follows:

(Millions)	Remainder of 2024	2025	2026	2027	2028	2029	After 2029
Amortization expense	$259	$318	$313	$308	$307	$272	$1,008
NOTE 4. Other Current Liabilities
Other current liabilities included in the condensed combined balance sheets consist of the following:

	March 31,	December 31,
(Millions)	2024	2023
Other current liabilities
Accrued compensation	$153	$209
Accrued rebates	170	206
Other	378	262
Total other current liabilities	$701	$677

NOTE 5. Equity and Comprehensive Income Information

The table below presents the combined changes in equity for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024 and March 31, 2023

(Millions)	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$12,003	$(337)	$11,666
Net income	237	—	237
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	(86)	(86)
Defined benefit pension adjustment	—	—	—
Total other comprehensive income (loss), net of tax	—	(86)	(86)
Net transfers to 3M	(7,431)	(535)	(7,966)
Balance at March 31, 2024	$4,809	$(958)	$3,851

Balance at December 31, 2022	$12,239	$(497)	$11,742
Net income	293	—	293
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	68	68
Defined benefit pension adjustment	—	—	—
Total other comprehensive income (loss), net of tax	—	68	68
Net transfers to 3M	(433)	—	(433)
Balance at March 31, 2023	$12,099	$(429)	$11,670

Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) attributable to Solventum ("AOCI"), including the reclassifications out of AOCI by component:
Three months ended March 31, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension Plans Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(347)	$10	$(337)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(98)	—	(98)
Amounts reclassified out	12	—	12
Total other comprehensive income (loss), before tax	(86)	—	(86)
Tax effect	—	—	—
Total other comprehensive income (loss), net of tax	(86)	—	(86)
Transfers from 3M, net of tax	—	(535)	(535)
Balance at March 31, 2024, net of tax:	$(433)	$(525)	$(958)

Three months ended March 31, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension Plans Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022, net of tax:	$(504)	$7	$(497)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	68	—	68
Amounts reclassified out	—	—	—
Total other comprehensive income (loss), before tax	68	—	68
Tax effect	—	—	—
Total other comprehensive income (loss), net of tax	68	—	68
Transfers from 3M, net of tax	—	—	—
Balance at March 31, 2023, net of tax:	$(436)	$7	$(429)

NOTE 6. Income Taxes

The effective tax rate for the three months ended March 31, 2024 was 28.0%, compared to 19.3% for the three months ended March 31, 2023. The increase in our effective tax rate is primarily due to the tax impact of legal entity restructuring in connection with the Spin-Off in 2024.

In 2021, the Organisation for Economic Co-operation and Development (OECD) announced Pillar Two Model Rules which call for the taxation of large multinational corporations at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal 2024 or announced their plans to enact legislation in future years. The Company's income tax provision for the three months ended March 31, 2024, reflects currently enacted legislation and guidance related to the OECD model rules.

NOTE 7. Long-Term Debt and Short-Term Borrowings
Carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of March 31, 2024 consisted of the following:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				March 31, 2024
$500 million eighteen month senior term loan credit facility	USD Floating	6.79%	2025	$499
$1 billion three year senior term loan credit facility	USD Floating	6.79	2027	979
$1 billion 5.45 percent three year senior notes	USD Fixed	5.62	2027	993
$1.5 billion 5.40 percent five year senior notes	USD Fixed	5.58	2029	1,485
$1 billion 5.45 percent seven year senior notes	USD Fixed	5.60	2031	989
$1.65 billion 5.60 percent ten year senior notes	USD Fixed	5.70	2034	1,635
$1.25 billion 5.90 percent thirty year senior notes	USD Fixed	5.99	2054	1,231
$500 million 6.00 percent forty year senior notes	USD Fixed	6.09	2064	492
Other borrowings				—
Total long-term debt				8,303
Less: current portion of long-term debt				—
Long-term debt (excluding current portion)				$8,303

Senior Notes
On February 27, 2024, the Company issued six series of senior notes with a combined aggregate principal amount of $6.9 billion: $1 billion aggregate principal amount of 5.45% senior notes due 2027, $1.5 billion aggregate principal amount of 5.40% senior notes due 2029, $1 billion aggregate principal amount of 5.45% senior notes due 2031, $1.65 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 aggregate principal amount of 5.90% senior notes due 2054, and $0.5 billion aggregate principal amount of 6.00% senior notes due 2064 (together the "Senior Notes"). The Company recorded $62 million of debt issuance costs related to the Senior Notes. Debt issuance costs are presented as a reduction of debt in the condensed combined balance sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method.
In connection with the issuance of the senior notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company was obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of senior notes for registered notes with terms that are substantially identical in all material respects to the notes of such series.
The Senior Notes were offered as part of the financing for the Spin-Off. In connection with the consummation of the Spin-Off, Solventum made direct and indirect cash payments to 3M as partial consideration for 3M’s transfer of its health care business to Solventum. All of the net proceeds from the offering of the notes were paid to 3M, other than any amounts retained in order to achieve the $600 million retained cash target.
The senior notes were initially fully and unconditionally guaranteed on a senior unsecured basis by 3M. Such guarantees of the senior notes were automatically and unconditionally terminated upon the completion of the Spin-Off.
The Company’s senior notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “Indenture”). The Indenture contains certain customary affirmative and negative covenants, including restrictions on the Company’s ability to consolidate, merge, convey, transfer or lease substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which, the senior notes may be declared immediately due and payable.
Credit Facilities
On February 16, 2024, the Company entered into credit agreements providing for:
•a five year senior unsecured revolving credit facility in an aggregate committed amount of $2.0 billion expiring in 2029 (the "5-year Revolving Credit Facility"); and
•an eighteen month senior unsecured term loan credit facility in the aggregate principal amount of $500 million and a three year senior unsecured term credit loan facility in the aggregate principal amount of $1.0 billion (together the “Term Loan Credit Facilities”, and together with the 5-Year Revolving Credit Facility, the "Credit Facilities").
The Company intends to use the Credit Facilities for general corporate purposes. At March 31, 2024, there are no amounts outstanding under the 5-year Revolving Credit Facility. On March 7, 2024, the Company drew on the Term Loan Credit Facilities in the amount of $1.48 billion. These Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate ("SOFR") index.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows Solventum to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of March 31, 2024.
Future Maturities of Long-term Debt: The contractual maturities of long-term debt for the periods subsequent to March 31, 2024 are as follows (in millions):

Remainder of 2024	2025	2026	2027	2028	2029	After 2029	Total
$—	$500	$—	$1,980	$—	$1,500	$4,400	$8,380
Financial Instruments Not Measured at Fair Value
At March 31, 2024, the estimated fair value of the Company’s Senior Notes was $8.4 billion compared to a carrying value of $8.3 billion. The Company did not have any outstanding debt obligations at December 31, 2023. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts.

NOTE 8. Pension and Postretirement Benefit Plans
Transfer of Solventum Sponsored Pension and Postretirement Benefit Plans
Historically, certain employees of Solventum participated in U.S. and non-U.S. retirement plans sponsored by 3M. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, 3M committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. During March 2024, in advance of the Spin-Off, all U.S. and most remaining 3M sponsored non-U.S. pension and postretirement plan obligations and assets were legally transferred to Solventum from 3M Company. These plans included the U.S. defined benefit pension plans as well as postretirement health care and life insurance benefits for U.S. employees who reach a retirement age while employed by the Company and were employed prior to January 1, 2016. Additionally, seven international plans covering employees in four countries were transferred to Solventum from 3M Company during March 2024.
As these plans are sponsored by Solventum, they are accounted for as single employer plans. Therefore, the funded status is reflected in the condensed combined balance sheets, and the net periodic benefit costs are included in the condensed combined statements of income.
The Company has made deposits for its defined benefit plans with independent trustees. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For the U.S. postretirement health care benefit plan, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.
The following tables include transfers during the first quarter of 2024 from 3M Company to Solventum of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s condensed combined balance sheets as of March 31, 2024.

	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
	United States	International
(Millions)	2024	2024	2024
Change in benefit obligation
Transfers from 3M	$1,850	$73	$241
Benefit obligation at March 31	$1,850	$73	$241
Change in plan assets
Transfers from 3M	$1,808	68	$129
Fair value of plan assets at March 31	$1,808	$68	$129
Funded status at March 31	$(42)	$(5)	$(112)

Amounts recognized in the Condensed Combined Balance Sheet as of March 31, (Millions)	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
	United States	International
	2024	2024	2024
Other assets	$—	$2	$—
Accrued benefit cost
Current liabilities	(2)	—	(1)
Non-current liabilities	(40)	(7)	(111)
Ending balance	$(42)	$(5)	$(112)

Amounts recognized in accumulated other comprehensive (income) loss as of March 31, (Millions)	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
	United States	International
	2024	2024	2024
Net actuarial loss (gain)	$493	$15	$43
Prior service cost (credit)	(2)	—	(14)
Ending balance	$491	$15	$29

The balance of amounts recognized for non-U.S. plans in accumulated other comprehensive income (loss) as of March 31, 2024 in the preceding table is presented based on the foreign currency exchange rates on that date.
The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The following table summarizes the total accumulated benefit obligations, the accumulated benefit obligations and fair value of plan assets for defined benefit pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for defined benefit pension plans with projected benefit obligation in excess of plan assets as of March 31, 2024:

	Qualified and Non-qualified Pension Plans
	United States	International
(Millions)	2024	2024
Accumulated benefit obligation	$1,773	$63
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$19	$5
Fair value of plan assets	—	3
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$1,850	$55
Fair value of plan assets	1,808	48
Weighted-Average Assumptions Used to Determine Benefit Obligations as of March 31, 2024:

	Qualified and Non-qualified Pension Benefits	Postretirement Benefits
	2024	2024
Discount rate	5.23%	5.20%
Compensation rate increase	3.77%	N/A
For the plans transferred to Solventum during the first quarter of 2024, the Company used the discount rate as of March 31, 2024 to measure plan liabilities. The discount rate reflects the current rate at which the associated liabilities could be effectively settled. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.
The Company measures service cost and interest cost separately using the spot yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot yield curve approach does not affect the measurement of the total benefit obligations as the change in service and interest costs offset in the actuarial gains and losses recorded in other comprehensive income.
During the three months ended March 31, 2024, the Company contributed $1 million to its defined benefit pension plans. In 2024, the Company expects to contribute approximately $10 million to $15 million of cash to its defined benefit pension plans.
Future Pension Benefit Payments
The following table provides the estimated pension and postretirement benefit payments for the plans transferred from 3M during the three months ended March 31, 2024 that are payable from the plans to participants.

	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
(Millions)	United States	International
2024 Remaining Benefit Payments	$142	$2	$18
2025 Benefit Payments	147	3	19
2026 Benefit Payments	147	3	20
2027 Benefit Payments	147	4	20
2028 Benefit Payments	147	4	21
Next five years	$709	$23	$98

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
The service cost component of defined benefit net periodic benefit cost is recorded in costs of product; costs of software and rentals; selling, general and administrative; and research and development. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2024 and 2023 follow:

	United States		International		Postretirement Benefits
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$—	$—	$4	$—	$—	$—
Non-operating expense
Interest cost	—	—	5	—	—	—
Expected return on plan assets	—	—	(5)	—	—	—
Total non-operating expense (benefit)	—	—	—	—	—	—
Total net periodic benefit cost (benefit)	$—	$—	$4	$—	$—	$—
NOTE 9. Commitments and Contingencies
Legal Proceedings
Solventum is involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, product liability (involving products that the Company now or formerly manufactured and sold, including products made by the Health Care Business Group at 3M), intellectual property, commercial, antitrust, federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws in the United States and other jurisdictions. Unless otherwise stated, Solventum is vigorously defending all such litigation and proceedings. From time to time, Solventum also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. Solventum generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against Solventum and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief.
Process for Disclosure and Recording of Liabilities Related to Legal Proceedings
Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts that may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive, damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses. The Company's ability to predict outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s combined financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the first quarter of 2024 and 2023, the Company recognized no legal charges and recognized $1 million of certain legal recoveries, respectively. At both March 31, 2024 and December 31, 2023 accrued litigation charges were approximately $23 million.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, the Company may ultimately incur charges substantially in excess of presently recorded liabilities, including with respect to matters for which no accruals are currently recorded because losses are not currently probable and reasonably estimable. Many of the matters described herein are at varying stages, seek an indeterminate amount of damages or seek damages in amounts that the Company believes are not indicative of the ultimate losses that may be incurred. It is not uncommon for claims to be resolved over many years. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions that purport to quantify an amount of alleged damages, but with which the Company may not agree. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. However, even when a loss or range of loss is not probable and reasonably estimable, developments in, or the ultimate resolution of, a matter could be material to the Company and could have a material adverse effect on the Company, its combined financial position, results of operations and cash flows. In addition, future adverse rulings or developments, or settlements in, one or more matters could result in future changes to determinations of probable and reasonably estimable losses in other matters.
Process for Disclosure and Recording of Insurance Receivables Related to Legal Proceedings
The Company estimates insurance receivables based on an analysis of the terms of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim and remaining coverage, and records an amount it has concluded is recognizable and expects to receive in light of the loss recovery and/or gain contingency models under ASC 450, ASC 610-30, and related guidance. For those insured legal proceedings for which the Company has recorded an accrued liability in its financial statements, the Company also records receivables for the amount of insurance that it concludes as recognizable from the Company’s insurance program. For those insured matters for which the Company has not recorded an accrued liability because the liability is not probable or the amount of the liability is not estimable, or both, but for which the Company has incurred an expense in defending itself, the Company records receivables for the amount of insurance that it concludes as recognizable for the expense incurred.
Product Liability Litigation
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities, if any, the Company has accrued relating to its significant legal proceedings.
3M is a named defendant in over 6,600 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement, dated as of March 31, 2024, by and between Solventum and 3M (the "Separation and Distribution Agreement"), Solventum has agreed to indemnify 3M for liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.
The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (“MDL”) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. 3M sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In May 2022, the U.S. Supreme Court declined 3M's February 2022 request to review the Eighth Circuit court's decision. Separately, in August 2021, the Eighth Circuit court affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.

In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court in 2023 assigned a new mediator to facilitate discussions of the litigation and possible resolution. The MDL court denied plaintiffs’ April 2023 motion to disqualify the judge and magistrate judge overseeing the MDL. The parties, working with the new mediator, agreed on a bellwether process, selecting 34 cases, with federal court trials to potentially begin in 2024 or early 2025. The MDL court transferred the non-Minnesota bellwether cases during April 2024.
In addition to the federal MDL cases, there are six state court cases relating to the Bair Hugger patient warming systems. Two are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and plaintiffs have appealed. The other Missouri case is scheduled for trial in September 2024. There is one case in Etowah County, Alabama that combines Bair Hugger product liability claims with medical malpractice claims. It is set for trial in November 2024. A Texas case that 3M removed to federal court was remanded to state court in January 2024, and a Pennsylvania case that 3M removed to federal court was remanded to state court in April 2024. Finally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in orthopedic surgeries of medically obese people in Minnesota from May 2017 to the present. Discovery is underway and the case is scheduled to be ready for trial in the second quarter of 2025. Three other state court cases have been resolved in 2023, including a Missouri state court case that was voluntarily dismissed in June 2023 and a Texas state court case that was voluntarily dismissed in September 2023. Two cases (both in Montana) have been removed to federal court; plaintiffs’ motions to remand are pending.
3M had been named a defendant in 61 cases in Minnesota state court. In January 2018, the Minnesota state court excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation. The Minnesota Court of Appeals affirmed the state court orders in their entirety and the Minnesota Supreme Court denied plaintiffs’ petition for review and entered the final dismissal in 2019, effectively ending the Minnesota state court cases.
In June 2016, 3M was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections that the representative plaintiff claims were due to the use of the Bair Hugger patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL.
For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is included in the disclosed amounts in the preceding "Process for Disclosure and Recording of Liabilities Related to Legal Proceedings" section and are not material to the Company’s results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Federal False Claims Act/Qui Tam Litigation
In October 2019, 3M acquired Acelity, Inc. and its KCI subsidiaries, including Kinetic Concepts, Inc. and KCI USA, Inc. As previously disclosed in the SEC filings by the KCI entities, in 2009, Kinetic Concepts, Inc. received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. In 2011, following the completion of the government’s review and its decision declining to intervene in two qui tam actions described further below, the qui tam relator-plaintiffs’ pleadings were unsealed.
The government inquiry followed two qui tam actions filed in 2008 by two former employees against Kinetic Concepts, Inc. and KCI USA, Inc. (collectively, the “KCI Defendants”) under seal in the U.S. District Court for the Central District of California. One qui tam action (the Godecke case) was dismissed in January 2022. In the remaining action (the Hartpence case), the complaint contains allegations that the KCI Defendants violated the federal False Claims Act by submitting false or fraudulent claims to federal healthcare programs by billing for 3M V.A.C. Therapy in a manner that was not consistent with the Local Coverage Determinations issued by the Durable Medical Equipment Medicare Administrative Contractors and seeks monetary damages.
In June 2019, the district court entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings. The district court held a status conference in January 2023 during which no case deadlines were set; the litigation remains in a pre-trial stage. The KCI Defendants filed a renewed motion for summary judgment in March 2023. In July 2023, the parties filed a joint status report notifying the court of the parties’ agreement to mediate the matter in November 2023.

As a result of a mediation held in November 2023, the relator-plaintiff and KCI reached an agreement in principle to settle the case and resolve all the remaining claims in this action, including the dismissal of the relator-plaintiff’s complaint with prejudice, subject to the agreement of the government and the parties’ negotiation and agreement of all remaining terms of the settlement. The KCI Defendants and relator-plaintiff have jointly requested that the court continue to hold in abeyance any hearing on the KCI Defendants’ pending Renewed Motion for Summary Judgment and any further proceedings in this case, to allow the parties to confer with counsel for the government and negotiate the remaining terms of the settlement agreement. The KCI Defendants and the relator-plaintiff submitted an updated status report to the court during January 2024. Under the terms of the Separation and Distribution Agreement, Solventum has agreed to indemnify 3M for liabilities related to this matter, to manage the litigation, and pay for related legal expenses.
For the matters described in this section for which a liability has been recorded, the amount recorded is included in the disclosed amounts in the preceding "Process for Disclosure and Recording of Liabilities Related to Legal Proceedings" section and are not material to the Company’s combined results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Warranties/Guarantees
The Company has not issued any material financial guarantees of loans with third parties or other guarantee arrangements. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its combined results of operations and financial condition.
NOTE 10. Earnings Per Share
Earnings Per Share
Prior to the completion of the Spin-Off from 3M, the Company had no common shares issued and outstanding. On April 1, 2024, there were 172,709,505 shares of Solventum common stock issued and outstanding as part of the Distribution. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For the three months ended March 31, 2024 and 2023, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no equity awards of Solventum outstanding prior to the Spin-Off.
The computations for basic and diluted earnings per share follow:

	Three months ended March 31,	Three months ended March 31,
(Amounts in millions, except per share amounts)	2024	2023
Numerator:
Net income	$237	$293

Denominator:
Weighted average common shares outstanding – basic	172.7	172.7
Weighted average common shares outstanding – diluted	172.7	172.7

Basic earnings per share	$1.37	$1.70
Diluted earnings per share	$1.37	$1.70
NOTE 11. Related Parties
Related Party Transactions
Solventum has not entered into any related party transactions apart from those described below related to 3M. Solventum has not historically entered into material arrangements with other businesses of 3M.
Prior to the Spin-Off, the Company participated in centralized 3M Treasury programs. This arrangement is not reflective of the manner in which the Company would have financed its operations had it been a standalone business separate from 3M during the periods presented. All adjustments relating to certain transactions among the Company and 3M, which include the transfer of the balance of cash to and from 3M, transfer of the balance of cash held in centralized cash management arrangements to and from 3M, and pushdown of all costs of doing business that were paid on behalf of the Company by 3M, are excluded from the asset and liability balances in the unaudited condensed combined balance sheets and have instead been reported within net parent investment as a component of equity.

Corporate Allocations
The unaudited condensed combined statements of income include general corporate expenses of 3M for services provided by 3M for certain corporate and shared service functions that are provided on a centralized basis, including the use of shared assets. Expenses have been included on a direct usage basis where costs are specifically identifiable to Solventum or allocated primarily based on the Company’s pro rata proportion of revenue.
Management believes that the expense allocations have been determined on a basis that is a reasonable reflection of the utilization of services provided for or the benefit received by the Company during each of the periods presented. The amounts that would have been, or will be incurred, on a standalone basis could materially differ from the amounts allocated due to economies of scale, a requirement for more or fewer employees, or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities.
3M expense allocations were recorded in the unaudited condensed combined statements of income within the following captions:

	Three months ended March 31,
(Millions)	2024	2023
Costs of product	$15	$15
Costs of software and rentals	—	—
Selling, general and administrative	177	186
Research and development	28	28
Total	$220	$229
Net Parent Investment
Net transfers to 3M are included within Net Parent investment from the changes in equity within Note 5 to the unaudited condensed combined financial statements and within financing activities in the unaudited condensed combined statements of cash flows and represent the net effect of transactions between the Company and 3M. The reconciliation of net transfers to 3M between the combined changes in equity located in Note 5 and the unaudited condensed combined statements of cash flows are as follows:

	Three months ended March 31,
(Millions)	2024	2023
Net transfers to 3M on the combined changes in equity (Note 5)	$(7,431)	$(433)
Stock compensation expense	(4)	(18)
Multiemployer pension expense	(5)	(9)
Net balances transferred from 3M	$(411)	$—
Net transfers to 3M on the condensed combined statements of cash flows	$(7,851)	$(460)
NOTE 12. Business Segments
Operating segments include components of an enterprise where separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. The Company's operating activities are managed through four operating segments: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. There have been no changes to the composition of the segments or to financial information reported within each of the business segments. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Transactions among reportable segments are recorded at cost. No operating segments have been aggregated to form reportable segments.
Corporate and Unallocated includes amortization of acquired intangible assets, restructuring related charges, costs or benefits from the capitalization of manufacturing variances and other net costs that the Company chose not to allocate directly to its business segments. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Business segment operating income is reconciled to total operating income and pre-tax income below.

Consistent accounting policies have been applied by all segments for all reporting periods. A description of our reportable segments has been provided in Note 1 to the audited combined financial statements within the Company's Information Statement dated March 11, 2024.
Business Segment Information

	Three months ended March 31,
Net Sales (Millions)	2024	2023
MedSurg	$1,119	$1,123
Dental Solutions	$335	$341
Health Information Systems	$317	$316
Purification and Filtration	$245	$231
Corporate and Unallocated	$—	$—
Total Company	$2,016	$2,011

	Three months ended March 31,
Operating Performance (Millions)	2024	2023
MedSurg	$221	$253
Dental Solutions	110	111
Health Information Systems	101	94
Purification and Filtration	39	36
Total business segment operating income	471	494
Corporate and Unallocated:
Amortization expense	(87)	(92)
Other corporate and unallocated	(3)	(37)
Total Corporate and Unallocated	(90)	(129)
Total Company operating income	381	365

Interest expense, net	39	—
Other expense/(income), net	13	2
Income before income taxes	$329	$363
NOTE 13. Subsequent Events
On April 1, 2024, the Spin-Off was completed through the Distribution of approximately 80.1% of outstanding shares of the Company to 3M shareholders who held 3M stock as of the close of business on March 18, 2024, the record date of the Distribution. As a result of the Distribution, 3M shareholders received one share of the Company's common stock for every four shares of 3M common stock. On April 1, 2024, the Company began trading as an independent, publicly traded company under the stock symbol "SOLV" on the New York Stock Exchange.
Subsequent to the Spin-Off and under the terms of the Separation and Distribution Agreement ("SDA"), the Company anticipates making approximately $400 million of cash payments to complete the Spin-Off. The Company expects that payment activity under the SDA will be substantially complete by June 30, 2024. Upon completing all required cash transfers under the SDA we expect to retain approximately $600 million of the Company's reported cash balance as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's unaudited condensed combined financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum Corporation (“Solventum,” or the “Company”) for the three months ended March 31, 2024 and 2023. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form 10 as filed with the Securities and Exchange Commission ("SEC") on March 11, 2024, which became effective on March 13, 2024 (the "Information Statement"). This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. Certain columns and rows within tables may not add up due to the use of rounded numbers.
Unless the context otherwise requires, references to "Solventum" and the "Company" refer to (i) 3M's Health Care Business prior to the Spin-Off as a carve-out business of 3M with related condensed consolidated financial statements and (ii) Solventum Corporation and its subsidiaries following the Spin-Off with related condensed combined financial statements.
Transition to Standalone Company
Solventum utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical audited combined financial statements and unaudited condensed combined financial statements. The unaudited condensed combined financial statements herein for periods prior to the Spin-Off may not be indicative of the Company's future performance, do not necessarily include the actual expenses that would have been incurred by Solventum, and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the historical periods presented.
In particular, Solventum currently benefits from 3M’s long operating history, reputation and well-known brand. Following the separation, Solventum will operate under its own brand, and accordingly may be negatively impacted due to the loss of benefits conferred by 3M’s brand recognition and reputation. In addition, the debt obligations incurred by Solventum in connection with the separation will adversely affect its profitability and could affect its ability to use its cash flow for investing in the business, strategic transactions, including mergers and acquisitions, and returning capital. See Note 1, “Organization and Basis of Presentation” to the unaudited condensed combined financial statements and Item II, Part 1A "Risk Factors" for additional information.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Solventum’s financial statements with a narrative from the perspective of management. Solventum’s MD&A is presented in the following sections:
•Overview
•Results of Operations
•Performance by Business Segment
•Financial Condition and Liquidity
Overview
Our Business
Solventum is a leading global healthcare company developing, manufacturing, and commercializing a broad portfolio of solutions that leverages deep material science, data science, and digital capabilities to address critical customer and patient needs. We constantly seek to enable the improvement of standards of care and move healthcare forward with innovation powered by insights, clinical intelligence, technology, and manufacturing expertise. Our 70+ year history of discovering and innovating advanced solutions has helped us solve our customers’ toughest challenges and become a trusted partner.

We serve customers in over 90 countries with a global team of approximately 22,000 employees and an established global manufacturing network. In each of the last three years, we have generated over $8 billion of revenue and $1.7 billion of operating income. We believe Solventum will deliver growth at attractive margins with the mission of enabling better, smarter, safer healthcare to improve lives.
Operating Segments and Sales Change Information
Solventum manages its operations in four business segments: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration.
References are made to organic sales change, which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures. Acquisition and divestiture sales change impacts, if any, are measured separately for the first twelve months post-transaction. Solventum believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Sales and operating income by business segment:
The following tables contain sales and operating results by business segment for all periods presented. Refer to the section entitled “—Performance by Business Segment” below for discussion of sales change and operating performance. Refer to Note 12 to the unaudited condensed combined financial statements for additional information on business segments.
Sales by Business Segment

	Three months ended March 31,
	2024	2023	Sales Change 2024 vs 2023
(Dollars in millions)	Net Sales	Net Sales	Total Sales Change	Translation	Acquisition/Divestiture	Organic Sales
Segment Sales
MedSurg	$1,119	$1,123	(0.4)%	(0.5)%	—%	0.1%
Dental Solutions	335	341	(1.8)	(0.4)	(1.8)	0.4
Health Information Systems	317	316	0.3	—	—	0.3
Purification and Filtration	245	231	6.1	(0.6)	—	6.7
Corporate and Unallocated	—	—	—	—	—	—
Total Company	$2,016	$2,011	0.2%	(0.4)%	(0.3)%	0.9%

Operating Income by Business Segment

	Three months ended March 31,
(Dollars in millions)	2024	2023	2024 vs 2023 change
Segment Operating Income
MedSurg	$221	$253	(12.6)%
Dental Solutions	110	111	(0.9)
Health Information Systems	101	94	7.4
Purification and Filtration	39	36	8.3
Corporate and Unallocated	(90)	(129)	30.2
Total Company	$381	$365	4.4%

Sales by geographic area:
Percent change information compares the three months ended March 31, 2024 with the same period for the prior year, unless otherwise indicated.

	Three months ended March 31, 2024
	United States	International	Worldwide
Net sales (millions)	$1,116	$900	$2,016
% of worldwide sales	55.4%	44.6%	100.0%
Components of net sales change:
Total sales change	1.2%	(0.9)%	0.2%
Translation	—	(0.9)	(0.4)
Divestitures	—	(0.7)	(0.3)
Organic sales	1.2%	0.7%	0.9%

Additional information beyond what is included in the preceding table is as follows:
•In the United States, organic sales growth was led by MedSurg.
•In International, total sales growth declined while organic sales growth increased. Organic growth was led by Purification and Filtration, partially offset by declines in MedSurg.
Managing currency risks
Solventum indirectly participated in 3M’s centrally managed hedging program, which utilizes a number of tools to manage currency risk including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also used financial hedges to mitigate currency risk.
The stronger U.S. dollar had a negative impact on sales of less than 1 percent in the first three months of 2024 compared to the first three months of 2023. Net of 3M’s hedging strategy, foreign currency negatively impacted earnings for the first three months of 2024 compared to the same period last year.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended March 31,
(Percent of corresponding net sales)	2024	2023	Change
Cost of product	46.7%	48.5%	(1.8)%
Cost of software and rentals	25.7	26.5	(0.8)
Costs of Product
Costs of product includes manufacturing, engineering and freight costs.
Costs of product, measured as a percent of sales of product, decreased in the first three months of 2024 when compared to the first three months of 2023. Benefits from both price and logistics costs, partially offset by higher material and labor inflation, drove a decrease of 1.9%.

Costs of Software and Rentals
Costs of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and freight costs related to our hardware rental units.
Costs of software and rentals, measured as a percent of sales of software and rentals, decreased in the first three months of 2024 as compared to the first three months of 2023 due to product mix from higher software sales.

	Three months ended March 31,
(Percent of total net sales)	2024	2023	Change
Selling, general and administrative (SG&A)	29.6%	28.7%	0.9%
Research and development (R&D)	9.7	9.7	—
Operating Income	18.9	18.2	0.7
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in the first three months of 2024 when compared to the first three months of 2023. This increase was driven by increased spending on standalone costs in preparation of the Spin-Off.
Research and Development
R&D, measured as a percent of total net sales, was flat in the first three months of 2024 when compared to the first three months of 2023 as the Company maintained consistent investment in research and development initiatives.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended March 31,
(Dollars in millions)	2024	2023
Interest expense, net	$39	$—
Other expense (income), net	13	2

Interest expense, net includes interest paid on debt and interest income from cash and marketable securities. Interest expense, net increased in the first three months of 2024 as compared to the first three months of 2023 due to interest incurred on the February 2024 issuance of senior notes and March draw on the senior term loan credit facilities. Refer to Note 7 to the unaudited condensed combined financial statements for more information. This increase was partially offset by interest earned from cash balances and marketable securities held during the period.

Other expense (income), net primarily includes the non-service component of periodic pension cost, investment gains and losses, and currency-related impacts from foreign currency translation. Other expense (income), net increased in the first three months of 2024 as compared to the first three months of 2023 resulting from charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
Provision (benefit) for Income Taxes:

	Three months ended March 31,
(Percent of pre-tax income/loss)	2024	2023
Effective tax rate	28.0%	19.3%

The increase in our effective tax rate is primarily due to the tax impact of legal entity restructuring in connection with the Spin-Off in 2024.

Refer to Note 6 for further discussion of income taxes.

Performance by Business Segment
Item 1, Business Segments, provides an overview of Solventum's business segments. In addition, disclosures relating to Solventum’s segments are provided in Note 12 to the unaudited condensed combined financial statements. We manage our operations in four business segments. The reportable segments are MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. Our Chief Operating Decision Maker evaluates segment operating performance using net sales and business segment operating income.
Corporate and Unallocated
In addition to the four business segments, the Company assigns certain costs to “Corporate and Unallocated,” which is presented separately in Note 12 to the unaudited condensed combined financial statements. Corporate and Unallocated includes amortization of acquired intangible assets, restructuring related charges, benefits or costs related to capitalized manufacturing variances and other net costs that the Company chose not to allocate directly to its business segments. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated net operating loss decreased in the first three months of 2024 when compared to the first three months of 2023 as the Company had fewer costs that were not allocable or otherwise assignable to the operating segments.
Operating Business Segments
Information related to the Company’s segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to the section entitled "Business" in Solventum's Information Statement for discussion of products that are included in each business segment.
MedSurg (55.5 percent of combined sales for the three months ended March 31, 2024)

	Three months ended March 31,
	2024	2023
Sales (millions)	$1,119	$1,123
Sales change analysis:
Organic sales	0.1%	2.5%
Translation	(0.5)	(2.9)
Total sales change	(0.4)%	(0.4%)

Business segment operating income (millions)	$221	$253
Percent change	(12.6)%	(4.5)%
Percent of sales	19.7%	22.5%
First quarter 2024 results
Sales in MedSurg were down 0.4 percent:
•Positive price growth was driven by the impact from actions initiated during the prior year in response to higher material and labor input costs. The favorable impact of prior year price actions is expected to decline as we progress in 2024.
•Volume growth declined, led by advanced wound dressings and sterilization assurance product categories.
•Foreign currency translation negatively impacted sales by (0.5%).
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher planned investments associated with building our standalone operating structure in advance of the Spin-Off.

Dental Solutions (16.6 percent of combined sales for the three months ended March 31, 2024)

	Three months ended March 31,
	2024	2023
Sales (millions)	$335	$341
Sales change analysis:
Organic sales	0.4%	1.4%
Divestitures	(1.8)	—
Translation	(0.4)	(3.4)
Total sales change	(1.8)%	(2.0)%

Business segment operating income (millions)	$110	$111
Percent change	(0.9)%	(10.5)%
Percent of sales	32.8%	32.6%
First quarter 2024 results:
Sales in Dental Solutions were down 1.8 percent.
•Positive price growth was driven by the impact from actions initiated during the prior year in response to higher material and labor input costs. The favorable impact of prior year price actions is expected to decline as we progress in 2024.
•Volume decline was primarily driven by traditional orthodontics.
•Prior year divestiture of the dental local anesthetics business negatively impacted sales by (1.8%).
•Foreign currency translation negatively impacted sales by (0.4%).
Business segment operating income margin increased slightly when compared to the same period last year as the benefits from both higher price and lower manufacturing inflation were partially offset by planned investments associated with building our standalone operating structure in advance of the Spin-Off.
Health Information Systems (15.7 percent of combined sales for the three months ended March 31, 2024)

	Three months ended March 31,
	2024	2023
Sales (millions)	$317	$316
Sales change analysis:
Organic sales	0.3%	8.2%
Divestitures	—	—
Translation	—	(0.4)
Total sales change	0.3%	7.8%

Business segment operating income (millions)	$101	$94
Percent change	7.4%	32.4%
Percent of sales	31.9%	29.7%
First quarter 2024 results:
Sales in Health Information Systems were up 0.3 percent.
•Positive growth was driven by our 3MTM 360 EncompassTM solution.
•Clinician productivity solutions declined primarily impacted by changing market conditions.
Business segment operating income margin increased when compared to the same period last year driven by a product mix benefit due to higher software sales and lower professional services.

Purification and Filtration (12.2 percent of combined sales for the three months ended March 31, 2024)

	Three months ended March 31,
	2024	2023
Sales (millions)	$245	$231
Sales change analysis:
Organic sales	6.7%	(7.6)%
Divestitures	—	—
Translation	(0.6)	(3.6)
Total sales change	6.1%	(11.2)%

Business segment operating income (millions)	$39	$36
Percent change	8.3%	(41.9)%
Percent of sales	15.9%	15.6%
First quarter 2024 results:
Sales in Purification and Filtration were up 6.1 percent:
•Primarily driven by higher volume growth in both our bioprocessing filtration and membrane OEM product categories. Bioprocessing filtration benefited from the timing of customer orders in the first quarter of 2024. This growth was partially offset by a decline in our separation filtration products.
•Foreign currency translation negatively impacted growth by (0.6%).
Business segment operating income margin increased slightly as incremental gross profit driven by higher sales was partially offset by higher planned operating cost associated with building our standalone operating structure in advance of the Spin-Off.
Financial Condition and Liquidity
The strength and stability of Solventum’s operating model and strong free cash flow capability, provides financial flexibility and enables the Company to invest through business cycles. Historically, Solventum has generated positive operating cash flows and a majority of such cash flows were transferred to 3M Company as part of 3M’s cash pooling arrangements, the effect of which is presented as net parent investment in our unaudited condensed combined financial statements.
Upon completion of the Spin-Off, we have ceased participation in 3M's cash pooling arrangement and our cash and cash equivalents are held and used solely for our own operations. Our capital structure, long-term commitments and sources of liquidity will change significantly from historical practices. For additional detail regarding changes to our capital structure, see section entitled “Description of Material Indebtedness” below.
Subsequent to the Spin-Off and under the terms of the Separation and Distribution Agreement, the Company anticipates making approximately $400 million of cash payments to complete the separation from 3M. The Company expects that this payment activity will be substantially complete by June 30, 2024.
Debt and Credit Facilities
On February 16, 2024, the Company entered into a five-year $2.0 billion unsecured revolving credit facility expiring in 2029, an 18-month senior unsecured term loan facility of $500 million and a three-year senior unsecured term loan facility of $1.0 billion (together the “Facilities”). In March 2024, the Company withdrew $1.48 billion under the Facilities. The funds from the facilities were transferred to 3M as partial consideration for the Spin-Off.
On February 27, 2024, Solventum issued $6.9 billion of senior notes in preparation for the payment of partial consideration to 3M Company in connection with the Spin-Off. Refer to Note 7 "Long-Term Debt and Short-Term Borrowings" in the unaudited condensed combined financial statements for more information on this issuance and transfer to 3M in connection with the Spin-Off.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows Solventum up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of March 31, 2024.

Cash, cash equivalents and marketable securities
At March 31, 2024, Solventum had $996 million of cash and cash equivalents, of which approximately $423 million was held by the Company’s foreign subsidiaries and approximately $573 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2023, Solventum had $194 million of cash and cash equivalents, of which approximately $150 million was held by the Company’s foreign subsidiaries and $44 million was held in the United States. The increase from December 31, 2023 primarily resulted from cash retained after the direct and indirect cash payments to 3M after receiving proceeds from the offering of the notes, as further described in Note 7.
Cash Flows
Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the unaudited condensed combined statements of cash flows exclude the effect of exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.
Cash Flows from Operating Activities:

	Three months ended March 31,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$237	$293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	139	145
Postretirement benefit plan expense	9	10
Stock-based compensation expense	4	18
Deferred income taxes	(25)	(34)
Changes in assets and liabilities
Accounts receivable	78	32
Inventories	(52)	(6)
Accounts payable	115	26
All other operating activities	(63)	25
Net cash provided by operating activities	$442	$509
In the first three months of 2024, cash flows provided by operating activities decreased compared to the first three months of 2023 primarily due to higher inventory and lower net income, partially offset by increases in accounts payable and decreases in accounts receivable. Both accounts payable and accounts receivable are impacted by the transition of customer and vendor management activities from 3M to the Company. Inventories were impacted by both timing and transition activities related to certain manufacturing and distribution operations from 3M.
Cash Flows from Investing Activities:

	Three months ended March 31,
(Millions)	2024	2023
Cash Flows from Investing Activities
Purchases of property, plant and equipment	$(102)	$(65)
Net cash used in investing activities	$(102)	$(65)
Purchases of property, plant and equipment increased in the first three months of 2024 as compared to the first three months of 2023 as the Company continues to invest in growth, productivity and sustainability.
Solventum invests in renewal and maintenance programs, which pertain to cost reduction, cycle time, maintaining and renewing current capacity, eliminating pollution, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. The Company also invests in growth, which adds to capacity, driven by new products, both through expansion of current facilities and new facilities. Finally, the Company also invests in other initiatives, such as information technology, laboratory facilities, and a continued focus on investments in sustainability.

Cash Flows from Financing Activities:

	Three months ended March 31,
(Millions)	2024	2023
Cash Flows from Financing Activities
Net transfers to 3M	$(7,851)	$(460)
Proceeds from long-term debt, net of issuance costs	8,303	—
Other — net	10	(2)
Net cash provided by (used in) financing activities	$462	$(462)
Cash flows from financing activities increased in the first three months of 2024 compared to the same period in 2023 due to proceeds of long-term debt in the quarter, partially offset by higher net transfers to 3M.

Proceeds from debt of $8.3 billion were related to the first quarter issuance of $6.9 billion in senior notes and $1.5 billion in senior term loan credit facilities. The proceeds from these financing transactions were transferred to 3M in connection with transaction, other than the amounts retained in order to achieve the $600 million retained cash target. Solventum’s primary short-term liquidity needs are met through cash on hand and commercial paper issuances. Refer to Note 7 for more detail regarding debt.
Material Cash Requirement from Known Contractual and Other Obligations:
Solventum’s material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the unaudited condensed combined financial statements and the audited combined financial statements included in the Information Statement:
•Tax obligations—Refer to Note 9 to the audited combined financial statements and Note 6 to the unaudited condensed combined financial statements.
•Debt—Refer to Note 7 to the unaudited condensed combined financial statements.
•Commitments and contingencies—Refer to Note 11 to the audited combined financial statements and Note 9 to the unaudited condensed combined financial statements.
•Operating leases—Refer to Note 12 to the audited combined financial statements.
•Separation and Distribution Agreement ("SDA")— Subsequent to the Spin-Off and under the terms of the SDA, the Company anticipates making approximately $400 million of cash payments to complete the Spin-Off. The Company expects that payment activity under the SDA will be substantially complete by June 30, 2024. Upon completing all required cash transfers under the SDA we expect to retain approximately $600 million of the Company's reported cash balance as of March 31, 2024.
Solventum purchases the majority of its materials and services as needed, with no unconditional commitments. In limited circumstances, in the normal course of business, the Company enters into unconditional purchase obligations with various vendors that may take the form of, for example, take or pay contracts in which the Company guarantees payment to ensure availability of certain materials or services or to ensure ongoing efforts on capital projects. The Company expects to receive underlying materials or services for these purchase obligations. To the extent the limited amount of these purchase obligations fluctuates, it largely trends with normal-course changes in regular operating activities. Additionally, contractual capital commitments represent a small part of the Company’s expected capital spending.

Cautionary Note Concerning Factors That May Affect Future Results
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains or incorporates by reference statements that relate to future events and expectations and, as such, constitute forward-looking statements that involve risk and uncertainties. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Solventum’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Solventum’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Solventum believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
•The effects of, and changes in, worldwide economic, political, regulatory, international, trade and geopolitical conditions, natural disasters, war, and other events beyond Solventum’s control.
•Unexpected events, such as those related to the COVID-19 public health crisis.
•Operational execution risks.
•Damage to our reputation or our brands.
•Risks from acquisitions, strategic alliances, divestitures and other strategic events.
•Solventum’s business dealings involving third-party partners in various markets.
•Solventum’s ability to access the capital and credit markets and changes in Solventum’s credit ratings.
•Exposure to interest rate and currency risks.
•The highly competitive environment in which Solventum operates and consolidation in the healthcare industry.
•Reduction in customers’ research budgets or government funding.
•The timing and market acceptance of Solventum’s new product and service offerings.
•Ongoing working relationships with certain key healthcare professionals.
•Changes in reimbursement practices of governments or private payers or other cost containment measures.
•Solventum’s ability to obtain components or raw materials supplied by third parties and other manufacturing and related supply chain difficulties, interruptions, and disruptive factors.
•Legal and regulatory proceedings and legal compliance risks (including third-party risks) with regards to antitrust, Foreign Corrupt Practices Act (FCPA) and other anti-bribery laws, environmental laws, anti-kickback and false claims laws, privacy laws, tax laws, and other laws and regulations in the United States and other countries in which Solventum operates.
•Potential liabilities related to a broad group of perfluoroalkyl and polyfluoroalkyl substances, collectively known as "PFAS."
•Risks related to the highly regulated environment in which Solventum operates.
•Risks associated with product liability claims.
•Climate change and measures to address climate change.
•Security breaches and other disruptions to information technology infrastructure.
•Solventum’s failure to obtain, maintain, protect, or effectively enforce its intellectual property rights.
•Pension and postretirement obligation liabilities.
•Any events that adversely affect the sale or profitability of one of Solventum’s key products or the revenue delivered from sales to its key customers.
•Any failure by 3M to perform any of its obligations under the various separation agreements in connection with the separation and distribution.
•The expected benefits and timing of the separation and the risk that conditions to the separation will not be satisfied and/or that the separation will not be completed within the expected time frame, on the expected terms or at all.
•A determination by the IRS or other tax authorities that the distribution or certain related transactions should be treated as taxable transactions.

•Expected financing transactions undertaken in connection with the separation and risks associated with additional indebtedness.
•The risk that incremental costs of operating on a standalone basis (including the loss of synergies), costs of restructuring transactions and other costs incurred in connection with the separation will exceed Solventum’s estimates.
•The impact of the separation on its businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.

The above list of factors is not exhaustive or necessarily in the order of importance. Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Solventum assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Financial Condition and Liquidity” and annually in “Critical Accounting Estimates.” Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 8-K filed with the SEC from time to time and the Company's Registration Statement on Form 10, including the amendments thereto, as filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risks:
Solventum faces transactional exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliated entities. Foreign currency exchange rates and fluctuations in those rates may cause fluctuations in cash flows related to foreign denominated transactions. The Company is also exposed to the translation of foreign currency earnings to the U.S. dollar.
3M enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. While part of 3M, Solventum indirectly benefited from 3M’s hedging activities and was allocated a proportion of the realized gains or losses on these contracts. However, the benefits and costs realized from these contracts may not reflect the benefits and costs Solventum would have incurred as a standalone company for the periods presented.
Concentration of Credit Risk:
Solventum’s sales are not materially dependent on any single customer. For the three months ended March 31, 2024 and March 31, 2023, no one individual customer or group of affiliated customers represented more than 10 percent of the Company's total sales. At March 31, 2024 no customers represented more than 10 percent of the Company's total receivables and at December 31, 2023, one customer accounted for approximately 10 percent of Solventum’s total receivables. Credit risk associated with the Company’s receivables is representative of the geographic, industry, and customer diversity associated with the global businesses.
Commodity Prices Risk:
Solventum manages commodity price risks through negotiated supply contracts and price protection agreements. The Company does not participate in material hedging activity.

Item 4. Controls and Procedures
a. The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2024
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 9, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Solventum’s Business

General Economic Risks

Solventum’s results may be impacted by the effects of, and changes in, worldwide economic, political, regulatory, international trade and geopolitical conditions, natural disasters, war and other events beyond its control.

Solventum develops, manufactures, distributes and sells its products globally, and, accordingly, Solventum’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, public health emergencies such as COVID-19, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory countermeasures, changes in regulatory regimes that could restrict Solventum’s ability to manufacture and sell its products (including healthcare regulatory regimes), diminished or insufficient protection of intellectual property and government deficit reduction and other austerity measures in locations or industries in which Solventum operates. Further escalation of specific trade tensions, including those between the United States and China, or more broadly of global trade conflict, could adversely impact Solventum’s business and operations around the world. Solventum’s business is also impacted by social, political and labor conditions in locations in which Solventum or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which Solventum or its suppliers or customers operate. Both domestic and international markets experienced significant inflationary pressures in 2023, and inflation rates in the United States, as well as in other countries in which Solventum operates, may continue at elevated levels for the near term. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of Solventum’s assets and liabilities, as well as Solventum’s cash flows.

The global economy has been impacted by the conflicts between Russia and Ukraine and in the Middle East and other geopolitical events. The United States and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. 3M suspended operations of its subsidiaries, including those of the Health Care Business, in Russia in March 2022 and, in September 2022, committed to a plan to exit the related net assets in Russia, including those of the Health Care Business, through a sale of 3M’s Russian subsidiaries that was consummated in June 2023. Solventum also has other operations that source certain raw materials from suppliers in Russia and has experienced related supply disruption due to the conflict. These geopolitical tensions could result in, among other things, cyberattacks, further supply chain disruptions impacting downstream customers, higher energy costs, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect Solventum’s business and supply chain.

In addition, natural disasters, such as hurricanes, tornadoes, windstorms, earthquakes, wildfires and floods and other extreme weather events (including those caused by climate change) and actions taken by the United States and other governments in response to such events could cause significant economic disruption and political and social instability in the United States and areas outside of the United States in which Solventum operates. These events could result in decreased demand for Solventum’s products, adversely affect its manufacturing and distribution capabilities, cause physical damage to its facilities as well as those of its suppliers, customers and other business partners, negatively impact the health and well-being of individuals and communities in which Solventum or its suppliers or customers operate or increase the costs for or cause interruptions in the availability of natural resources, sources and supply of energy.

Unexpected events, such as those related to the coronavirus (COVID-19) public health crisis, may increase Solventum’s cost of doing business and disrupt Solventum’s operations.

Due to Solventum’s global operations, Solventum’s business is and will be impacted by unexpected events, including war, acts of terrorism, public health crises (such as the COVID-19 pandemic), civil unrest, natural disasters, and severe weather in the locations in which Solventum or its suppliers or customers operate, and these events have adversely affected, and could in the future adversely affect, Solventum’s operations and financial performance.

For example, the global pandemic associated with COVID-19, including related governmental responses to the pandemic, has significantly increased economic and demand uncertainty and has impacted and will continue to impact Solventum’s operations, including its supply chain and its manufacturing and distribution capabilities. Some of Solventum’s products are particularly sensitive to reductions in elective medical procedures, which have previously been suspended or reduced in markets where Solventum’s products are marketed and sold in response to the COVID-19 pandemic and could in the future be suspended or reduced in the future due to a resurgence of COVID-19 or other epidemic. To the extent individuals and customers are required to continue to de-prioritize, delay or cancel elective procedures, Solventum’s business, cash flows, financial condition and results of operations could be negatively affected. In addition, the COVID-19 pandemic has adversely impacted the continued service and availability of skilled personnel necessary to run Solventum’s operations, including through increased absenteeism in connection with the rise of COVID-19 variants and objections to governmental vaccine mandates or heightened safety protocols. Although Solventum may seek to mitigate these staffing challenges through overtime and enlisting contingent labor, staffing shortages could strain Solventum’s operations and increase its expenses. To the extent Solventum’s management or other personnel are impacted in significant numbers by COVID-19 and are not available to perform their professional duties, Solventum could experience disruptions in its manufacturing operations or disruptions in other activities and other functions. A future resurgence of COVID-19 or other public health crisis may also affect the ability of suppliers and vendors to provide products and services to Solventum. Some of these factors may increase demand for certain Solventum products, while others may decrease demand from certain end markets or make it more difficult for Solventum to serve customers. Solventum may also experience customer requests for potential payment deferrals or other contract modifications, supply chain under-liquidation, delays of deliveries and the achievement of other billing milestones, delays or cancellations of new projects and related down payments, and other factors related, directly and indirectly, to the resurgence of the COVID-19 pandemic’s or other public health crises’ effects on its customers that adversely impact Solventum’s businesses. The COVID-19 pandemic has also impacted and the resurgence of the COVID-19 pandemic or other public health crisis may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates.

Solventum is not able to predict the impact of unexpected events, such as the COVID-19 pandemic, and unexpected events may have a material adverse effect on its business, cash flows, financial condition and results of operations.

General Business Risks

Solventum’s future results may be affected by its operational execution.

Solventum’s financial results depend on the successful execution of its business operating plans. Solventum intends to monitor the dynamics of the economy, the healthcare industry and the markets in which it competes and assess opportunities for improved operational effectiveness, productivity and efficiency and to better align expenses with revenues, while preserving its ability to make investments in research and development projects, capital and its people. There can be no assurance that Solventum will realize the benefits of such activities, or that such activities will not result in unexpected consequences, such as a reduced ability to generate sales or provide the experience that Solventum’s customers, suppliers, vendors, and channel partners expect from it. Further, such improvements may be realized later than expected, and the ongoing costs of implementing these plans might be greater than expected. These measures could yield unintended consequences, such as distraction of Solventum’s management and employees, business disruption, inability to attract or retain key personnel and reduced employee productivity, any of which could negatively affect Solventum’s business, sales, financial condition and results of operations. If these measures are not successful or sustainable, Solventum might undertake additional realignment and cost reduction efforts, which could result in future charges.

In addition, the ability to adapt Solventum’s business model and other changes, including responding to evolving customer needs and service expectations, are important. If Solventum is unable to demonstrate these abilities, it could negatively impact Solventum’s ability to win new business, drive revenue and enhance its brand. Operational challenges, including those related to customer service, pace of change and productivity improvements, could result in a material adverse effect on Solventum’s business, results of operations, financial condition and cash flows.

Our brands are critical to our success, and damage to our reputation or our brands could adversely affect our business, results of operations or financial condition.

Our ability to compete successfully depends on the strength of our brands. Developing and maintaining the reputation of our brands is a critical component of our relationship with consumers, customers, manufacturers, suppliers, distributors and other third-party partners, including healthcare professionals, influencers and other individuals with whom we have relationships. We believe consumers, customers and third-party partners value the reputation and status of our brands. As a result, we devote significant time and resources to programs designed to grow, protect and preserve our brands. However, these efforts may not be successful, and failure to maintain the value of our brands could impact our brand loyalty with consumers, customers and third-party partners and otherwise adversely affect our business, results of operations or financial condition.

Our reputation and our brands could in the future be damaged by negative publicity, whether or not valid. Negative publicity could relate to our company, our brands, our products, our supply chain, our ingredients, our packaging, our ESG practices, our employees or any other aspect of our business. Our reputation or our brands could also be adversely affected by negative publicity related to our industry, our competitors, our competitors’ products, our customers or our third-party partners, including healthcare professionals, and other individuals with whom we have relationships, even if the publicity is not directly related to our company or our brands and even if the publicity is not accurate. In addition, widespread use of digital and social media platforms around the world has greatly increased the accessibility of information and the speed with which it is disseminated, which has made, and likely will continue to make, maintaining our reputation and our brands more challenging. Damage to our reputation or our brands could cause consumers, customers and third-party partners to lose trust in our products, require us to expend substantial resources to remedy the damage or otherwise adversely affect our business, results of operations or financial condition.

Acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring could affect future results.

Solventum intends to monitor its business portfolio and organizational structure and may make acquisitions, divestitures and changes to its organizational structure or enter into strategic alliances or joint ventures. These activities may result in substantial investment of Solventum’s resources. The success of any such activities will depend upon a number of factors, including Solventum’s ability to:
•identify suitable acquisition targets or assets, conduct due diligence, negotiate transactions on favorable terms, and ultimately complete such transactions;
•compete for acquisition targets and assets, which may lead to substantial increases in purchase price or terms that are less attractive to Solventum;
•finance any future acquisition, investment, alliance or other transaction on terms acceptable to Solventum, if at all (which may involve the use of Solventum’s shares for payment of the purchase price);
•comply with applicable laws and regulations, including foreign laws and regulations;
•obtain any legally required rulings by antitrust or other regulatory bodies;
•successfully and timely integrate and operate acquired businesses;
•protect intellectual property and prevail in litigation relating to newly acquired technologies;
•predict or realize expected growth opportunities, cost savings, synergies, and market acceptance of acquired companies’ products; and
•successfully identify and retain key target employees and customers.

In addition, acquisitions may expose Solventum to significant risks and uncertainties, including failure to identify significant non-compliant behaviors or practices by, or liabilities relating to, the acquisition target (or its agents) prior to acquisition; successor liability imposed by regulators for actions by the acquisition target (or its agents) prior to acquisition; and diversion of management’s attention from existing operations to the acquisition and integration process. Such transactions will be subject, in certain circumstances, to the consent of 3M under the tax matters agreement that Solventum entered into with 3M, as discussed in “—Risks Related to the Separation and Distribution.” There can be no assurance that any future transactions of this type will be pursued or, if pursued, will be successful.

Solventum’s business dealings may involve third-party partners in various markets, and the actions or inactions of these third parties could adversely affect its business.

Solventum’s business dealings may involve third-party partners such as distributors, dealers, wholesalers, packagers, resellers, agents, and others. Such dealings expose Solventum to known and unknown risks, including risks related to economic, political, and regulatory environments, performance and quality control, difficulty in establishing additional or replacement suppliers in a timely or cost-effective manner in the event of termination, conflicts of interest, and legal and regulatory violations committed by these third parties, which may not be subject to Solventum’s control. These third parties may suffer or cause Solventum to suffer commercial, financial, or reputational harm or violate local laws or regulations, each of which may be outside of Solventum’s control and could jeopardize its ability to continue doing business in these markets or cause its relationships to deteriorate. A reduction or interruption in the supply of materials or components used in manufacturing Solventum’s products, due to factors such as one or more suppliers experiencing reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, could adversely affect Solventum’s business, results of operations, financial condition, cash flows or reputation.

Solventum may not be able to access the capital and credit markets on terms that are favorable to Solventum, or at all.

Solventum could need access to the capital markets to supplement its existing funds and cash generated from operations to satisfy its needs for working capital, to meet capital expenditure and debt service requirements, and for other business initiatives. Solventum’s ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by its debt levels, unfavorable changes in economic conditions or uncertainties that affect the capital markets. In the event of adverse capital and credit market conditions, Solventum may be unable to obtain capital market financing on favorable terms, or at all.

Change in Solventum’s credit ratings could increase cost of funding.

Solventum’s credit ratings are important to its cost of capital. The major rating agencies will routinely evaluate Solventum’s credit profile and assign debt ratings to Solventum. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. As of March 31, 2024, Solventum has a credit rating of Baa3 from Moody’s Investors Service and a credit rating of BBB- from both S&P Global Ratings and Fitch Ratings. All three agencies have a Stable Outlook for Solventum. Changes in Solventum’s credit ratings could adversely affect its ability to obtain capital market financing and the cost of such financing. Moreover, a reduction in Solventum’s credit rating to below investment-grade could cause certain customers to reduce or cease to do business with Solventum, which would adversely impact its financial performance.

Foreign currency exchange rates and fluctuations in those rates may affect Solventum’s ability to realize projected growth rates in its sales and earnings.

Because Solventum’s financial statements are denominated in U.S. dollars and a material percentage of its revenues are derived from outside the United States, Solventum’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the value of the U.S. dollar strengthens significantly against foreign currencies.

Solventum cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks. Solventum may experience additional volatility because of increasing inflationary pressures and other macroeconomic factors, including in emerging market countries. Solventum may be unable to hedge the effects of foreign exchange rate changes in a cost-effective manner.

Changes in interest rates could adversely affect Solventum.

Solventum is exposed to changes in interest rates, including through variable rate debt and due to the fact that increases in interest rates may adversely affect the financial condition of Solventum’s counterparties in a manner that may affect their ability to transact with Solventum or their demand for Solventum’s products and services. Any of the foregoing could adversely affect Solventum’s business, results of operations, financial condition and cash flows.

Market Dynamic Risks

Solventum operates in highly competitive markets, competition may increase in the future, and the healthcare industry may be disrupted, causing Solventum to lower prices or resulting in a loss of market share.

Healthcare markets are characterized by rapidly evolving technology, frequent introduction of new products, intense competition and pricing pressure. Solventum faces substantial competition from international and domestic companies of all sizes, including existing competitors, new market entrants and non-traditional entrants. Demand for Solventum’s products and services, which impacts revenue and profit margins, will be affected by, among other things, (i) the development and timing of the introduction of competitive products and services; (ii) Solventum’s pricing strategies; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers, vendors, or channel partners; (iv) changes in customers’ preferences for Solventum’s products and services, including the success of products and services offered by competitors; (v) changes in customer designs for their products and services that can affect the demand for Solventum’s products and services; (vi) changes in the business environment related to disruptive technologies, such as artificial intelligence, block-chain, expanded analytics and other enhanced learnings from increasing volume of available data; (vii) local market conditions, such as mandatory intellectual property transfers, protectionist measures and other government policies supporting increased local competition; (viii) costs of production or delivery, whether due to geographic location, currency fluctuations, taxes, duties, or otherwise; (ix) the perception of Solventum’s brand and image in the market; (x) changing regulatory standards, legal requirements, or enforcement rigor; (xi) failure to acquire or effectively integrate businesses and technologies that complement or expand Solventum’s existing businesses; and (xii) consolidation among customers, suppliers, channel partners or competitors.

In addition, Solventum’s inability to obtain and maintain regulatory authorizations for, and supply commercial quantities of, Solventum’s offerings as quickly and effectively as its competitors could limit market acceptance. Solventum’s competitors may also have greater financial, marketing and other resources, respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns; adopt more aggressive pricing policies, or be more successful in attracting potential customers, employees and strategic partners.

Consolidation in the healthcare industry could have an adverse effect on Solventum’s revenues and results of operations.

Many healthcare industry companies, including healthcare systems, distributors, manufacturers, providers, and insurers, are consolidating or have formed strategic alliances. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. Consolidations create larger enterprises with greater negotiating power and may result in the loss of a Solventum customer where the combined enterprise selects one distributor from two incumbents. If consolidation trends continue, it could adversely affect Solventum’s business results, cash flows, financial condition, or prospects. If Solventum faces an increase in costs or reduces its prices because of industry consolidation, or if Solventum loses customers as a result of consolidation, its business, results of operations, financial condition and cash flows could be adversely affected.

Reductions in customers’ research budgets or government funding may adversely affect Solventum’s business.

Solventum’s customers include hospitals, universities, healthcare providers, government agencies and public and private research institutions; in particular, Solventum’s Health Information Systems segment sells products to ministries of health. Research and development spending of such customers can fluctuate based on spending priorities and general economic conditions. The level of government funding of research and development is unpredictable. The availability of governmental research funding may be adversely affected by many factors, including public spending priorities, available resources, economic conditions and governmental spending reductions, particularly during periods of economic uncertainty. Stalemates in national, regional, or local government budgeting decisions could also lead to substantial delays or reductions in governmental spending. Any reduction or delay in governmental funding could cause Solventum’s customers to delay or forgo purchases of its products.

Solventum’s growth objectives are largely dependent on the timing and market acceptance of its new product and service offerings, including its ability to continually renew its pipeline of new products and services and to bring those products and services to market.

A significant element of Solventum’s strategy is to increase revenue growth by focusing on innovation and new product and service development. New service and product development requires significant investment in research and development, clinical trials and regulatory approvals. The ability to bring new products and services to market is subject to difficulties or delays in product and service development, such as the inability to identify viable new products and services, obtain adequate intellectual property protection, regulatory approvals and reimbursement in the United States and abroad, and successfully complete clinical trials or gain market acceptance of new products and services. It is uncertain when or whether Solventum’s products, services, or solutions currently under development will be launched or will be commercially successful. Additionally, new offerings may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors’ innovations or reverse engineering efforts. If Solventum cannot successfully introduce new offerings that address the needs of its customers, Solventum’s offerings may become obsolete, and its business results, cash flows, and financial condition could suffer.

The success of many of Solventum’s products depends upon certain key healthcare professionals.

Solventum works with leading global healthcare professionals who provide considerable knowledge and experience. The research, development, marketing and sales of many of Solventum’s products depend on maintaining working relationships with healthcare professionals. Solventum relies on these professionals for assistance in the development and marketing of its products. Any resurgence of the COVID-19 pandemic or other public health crisis may limit access to these professionals, and resulting travel restrictions, shutdowns and similar measures in response to any such public health crisis may impact Solventum’s ability to maintain these relationships, which in turn would adversely affect its ability to develop, market and sell new and improved products. If new laws, regulations, or other developments limit Solventum’s ability to appropriately engage these professionals or to continue to receive their advice and input or Solventum is otherwise unsuccessful in maintaining strong working relationships with these healthcare professionals, the success of Solventum’s products could suffer, which could result in a material adverse effect on its business, results of operations, financial condition and cash flows.

Changes in reimbursement practices of third-party payers or other cost containment measures could affect the demand for Solventum’s products and the prices at which they are sold.

Sales of many of Solventum’s products directly or indirectly depend on the availability of reimbursement and the amount of reimbursement that its customers may seek from various third-party payers, including government programs, authorities, or agencies (e.g., Medicare and Medicaid in the United States), and private health plans. The coverage policies and reimbursement levels of third-party payers, which can vary among public and private sources and by country, may affect which products customers purchase and the prices they are willing to pay for those products in a particular jurisdiction. Reimbursement rates can also affect the market acceptance rate of new technologies and products.

In general, employers and third-party payers, particularly in the United States, have become increasingly cost-conscious, with higher deductibles imposed in many medical plans. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for Solventum’s products and adversely affect both pricing flexibility and demand for Solventum’s products. Even if Solventum develops promising new products, it may find limited demand for the products unless reimbursement approval is obtained from third-party payers. Further legislative or administrative reforms that impact reimbursements or pricing could result in a material adverse effect on its business, results of operations, financial condition and cash flows.

In addition, current or worsening economic conditions, including recessionary pressures, may adversely affect the ability of Solventum’s customers to pay for its products and services, and the amount spent on healthcare generally, which could result in decreased demand for Solventum’s products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition.

Pricing pressure has also increased due to continued consolidation among healthcare providers, trends towards managed care, the shift towards governments becoming the primary payers of healthcare expenses, reduction in reimbursement levels and medical procedure volumes, and government laws and regulations relating to sales and promotion, reimbursement and pricing generally. As a result of these and other measures, including future measures or reforms that cannot be predicted, reimbursement may not be available or sufficient to allow Solventum to sell its products on a competitive basis. Legislation and regulations affecting reimbursement for Solventum’s products may change at any time. Solventum cannot predict the impact of these pressures and initiatives or any negative effects of any additional regulations that may affect its business.

Solventum’s future results are subject to vulnerability with respect to materials and fluctuations in the costs and availability of purchased components, compounds, raw materials, energy, production capacity and labor due to shortages, increased demand and wages, logistics, supply chain interruptions, manufacturing site disruptions, regulatory developments, natural disasters and other disruptive factors.

Solventum depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. If suppliers fail to meet their delivery obligations, raise prices, or cease to supply to Solventum, it may continue to cause delays in delivery or significantly increase Solventum’s costs. If Solventum loses suppliers, if their operations are substantially interrupted, if their prices continue to increase significantly due to inflationary pressures, or if any of them fail to meet performance or quality specifications, Solventum may be required to identify and qualify one or more replacement suppliers. This also may require Solventum to redesign or modify its products to incorporate new components and obtain regulatory authorization, qualification or certification of these redesigned or modified products.

Supplier relationships could be interrupted due to supplier material shortages, climate impacts, natural and other disasters, equipment malfunctions, transportation delays, inflationary pricing pressures, work stoppages, labor shortages and other disruptive events such as military conflicts, or could be terminated. In addition, some of Solventum’s suppliers are limited- or sole-source suppliers, and Solventum’s ability to meet its obligations to customers depends on the performance, product quality, and stability of such suppliers and Solventum’s ability to source alternatives in a cost effective manner. Any sustained interruption in Solventum’s receipt of adequate supplies or the distribution of Solventum’s products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits or other legal or regulatory requirements, could result in a material adverse effect on its business, results of operations, financial condition and cash flows. In addition, there can be no assurance that Solventum’s processes to minimize volatility in component and material pricing will be successful or that future price fluctuations or shortages will not result in a material adverse effect on its business, results of operations, financial condition and cash flow and its ability to fulfill supply obligations to its customers. Solventum could incur contractual penalties, experience a deterioration in customer relationships, or suffer harm to its reputation if Solventum is unable to fulfill its obligations to customers, any of which could have a material adverse effect on Solventum’s business, results of operations, financial condition and cash flows. The risks of disruption, including from war, natural disasters, climate change-related physical and transitional risks, actual or threatened public health emergencies, or other business continuity events could adversely affect Solventum’s operations and limit Solventum’s ability to meet its commitments to customers or significantly impact its financial results and condition.

Solventum’s business also depends on having sufficient production capacity to meet the demand for Solventum’s products and to support Solventum’s future growth. Solventum is conducting capital expansion efforts to increase its manufacturing capacity in certain areas of its operations. These efforts may not be successful. If this is the case, it could adversely affect Solventum’s operations and limit Solventum’s ability to support future growth or significantly impact its financial results and condition.

In addition, many of Solventum’s products require sterilization prior to sale, and Solventum utilizes contract sterilizers to perform this service. To the extent Solventum’s contract sterilizers are unable to sterilize Solventum’s products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, Solventum may be unable to transition to alternative internal or external resources or methods in a timely or cost effective manner or at all, which could have a material impact on Solventum’s results of operations and financial condition.

3M is the sole source of supply for raw materials used in certain of our products and our business will be harmed if 3M does not satisfy our requirements.

3M is the sole source of supply for certain chemical materials and inputs used in our products (including transparent IV film dressings, biological indicators for sterilization assurance, medical securement tapes, and dental composites and cements) that accounted for approximately $3 billion of our revenue for fiscal year 2023, including a material with a manufacturing process proprietary to 3M that is used in our products accounting for approximately $2 billion of our revenue for fiscal year 2023. While 3M has agreed to supply these items to Solventum for a period of time, our business will be harmed if 3M does not satisfy our requirements during such period of time, and Solventum may subsequently need to either reach agreement with 3M for an extended supply arrangement, develop our own manufacturing capabilities for these materials or identify an appropriate substitution or product reformulation in order to continue manufacturing and selling the applicable products. There is no guarantee that 3M will agree to continue to supply these materials following the term of the supply agreement on commercially reasonable terms or at all. At this time, Solventum has not identified an appropriate substitute input to replace the materials supplied by 3M, and Solventum does not currently have the capability to manufacture such materials itself. If 3M’s obligation to supply us with this material ends before we can develop or secure an alternative source of supply, the related product sales, which may be material, will be at risk. Any alternatives we pursue to mitigate this risk might also result in higher costs to source or produce the relevant products. Solventum’s failure to ensure a continuing supply of these materials or find acceptable substitutes, or the costs incurred by Solventum in connection with securing such continuing supply or finding such substitutes, could have a material adverse effect on Solventum’s business, including potentially the loss of revenue from the relevant products.

The estimates of market opportunity and forecasts of market growth included in our Information Statement may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth included in our Information Statement may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in the Information Statement.

The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of net revenues for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, quality and perceived value associated with our products and services. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in the Information Statement should not be taken as indicative of our future growth.

Legal and Compliance Risks

Solventum is subject to risks related to international, federal, state, and local treaties, laws, and regulations that are subject to change at any time, as well as compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage Solventum or its suppliers, vendors, or channel partners to conduct business in a certain way. The outcome of legal and regulatory proceedings related to compliance with the treaties, laws, regulations, and requirements could have a material adverse effect on Solventum’s business, results of operations, financial condition and cash flows.

Solventum operates globally, including in some jurisdictions that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues, and is subject to risks related to international, federal, state, and local treaties, laws, and regulations, including those involving product liability; antitrust; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-bribery laws; international import and export requirements and trade sanctions compliance; regulations of the U.S. Food and Drug Administration and similar foreign agencies; privacy laws and information security policies and regulations; and U.S. federal healthcare program-related laws and regulations including the False Claims Act, anti-kickback laws and the Physician Payments Sunshine Act. Solventum is also subject to compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage Solventum and its suppliers, vendors, or channel parties, to conduct business in a certain way. In particular, Solventum is subject to legal risks with respect to the below laws and regulations:
•Antitrust — Regulatory authorities may have authority in the event of alleged non-compliance with applicable law to impose fines and sanctions on Solventum or to require changes or impose conditions on the way Solventum conducts business. Under certain circumstances, violations of antitrust laws could result in suspension or debarment of

Solventum’s ability to contract with certain parties or complete certain transactions. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. An adverse outcome under any such investigation or audit could subject Solventum to fines or criminal or other penalties.
•FCPA and other anti-bribery laws — The failure to comply with the FCPA and similar anti-corruption and anti-bribery laws could result in significant civil fines and penalties or criminal sanctions against Solventum. Because of the predominance of government-sponsored healthcare systems around the world, many customer relationships outside of the United States are with governmental entities, the employees of which may be considered government officials under such laws. Many anti-corruption laws also prohibit bribery of private sector individuals, and thus extend far beyond interactions with government officials. Solventum is subject to the FCPA’s accounting provisions, which require Solventum to keep accurate books and records and to maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances of management’s control, authority, and responsibility over Solventum’s assets. Global enforcement of anti-corruption laws has increased substantially in recent years, with more frequent voluntary self-disclosure by companies, aggressive investigations (including coordinated investigations across countries and governmental authorities) and enforcement proceedings by U.S. and non-U.S. governmental agencies, and assessment of significant civil and criminal fines, penalties, and other sanctions against companies and individuals. From time to time, Solventum or its affiliates receive reports, internally and externally, via various reporting channels, about business and other activities that raise compliance or other legal or litigation issues. Solventum has been in the past, and in the future could be, required to investigate such reports and cooperate with U.S. and foreign regulatory authorities in such investigations, audit, monitor compliance or alter its practices as part of such investigations. While Solventum maintains and implements U.S. and international compliance programs, including policies and procedures, training, and internal controls designed to reduce the risk of noncompliance, Solventum’s employees, suppliers, vendors, channel partners or agents may violate such policies and procedures and engage in practices that contravene relevant laws and regulations. Any alleged or actual violations of these anti-corruption laws may subject Solventum to government scrutiny, criminal or civil sanctions and other liabilities, including exclusion from government contracting, and could disrupt its business, adversely affect its reputation and result in a material adverse effect on its business, results of operations, financial condition and cash flows.
•Environmental Laws — Solventum is subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the remediation of hazardous substances or materials at various sites, and emissions or discharges into the land, air or water. If Solventum or its suppliers violate these environmental laws and regulations, facilities could be shut down, and violators could be fined or otherwise sanctioned. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require Solventum to incur costs or could become the basis for new or increased liabilities that could be material.
•Anti-Kickback and False Claims Laws — Solventum’s products are purchased by healthcare providers that typically bill various third-party payers, such as governmental healthcare programs (e.g., Medicare, Medicaid and comparable non-U.S. programs), private insurance plans and managed care plans, for the healthcare services provided to their patients. As a result, Solventum’s products are subject to regulation regarding quality and cost by the United States Department of Health and Human Services, including the Centers for Medicare & Medicaid Services (“CMS”), as well as comparable state and non-U.S. agencies responsible for reimbursement and regulation of healthcare goods and services, including laws and regulations related to kickbacks, false claims, self-referrals and healthcare fraud. Many states have similar laws that apply to reimbursement by state Medicaid and other funded programs as well as in some cases to all payers. As a manufacturer of products reimbursable by federal healthcare programs, Solventum is subject to the Physician Payments Sunshine Act, which requires it to annually report certain payments and other transfers of value it makes to U.S.-licensed physicians or U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject Solventum or its officers and employees to criminal and civil financial penalties.
•Data Privacy and Cybersecurity Laws — Because Solventum is a business with a significant global footprint, compliance with evolving regulations and standards in data privacy and cybersecurity may result in increased costs, compliance challenges, and the threat of increased regulatory enforcement activity. Solventum’s business relies on the secure electronic transmission, storage and hosting of sensitive information, including personal information, protected health information, financial information, intellectual property and other sensitive information related to our customers and workforce. Solventum is required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended, the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), the California Consumer Privacy Act ("CCPA") and other similar state laws in the United States, the European Union’s Global Data Protection Regulation ("GDPR"), the United Kingdom’s Data Protection Act 2018 and General Data Protection Regulation, China’s Personal Information Protection Law, PRC Cybersecurity Law and Personal Data Cross Border Transfer Rule, and various other country-specific requirements at the state and federal level around the world. In addition, privacy laws and regulations are becoming stricter and may potentially impose additional requirements on Solventum’s business, and certain jurisdictions have implemented data localization laws which can be costly and operationally difficult to satisfy. Solventum cannot be sure how these laws and regulations will be interpreted, enforced, or applied to its operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, Solventum’s ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to its policies, procedures, and systems. If Solventum or third parties fail to adequately safeguard confidential personal data, or if such information or data are wrongfully used by Solventum or third parties or disclosed to unauthorized persons or entities, such an event could result in a material adverse effect on its business, results of operations, financial condition and cash flows.

Solventum’s results of operations could be adversely impacted if the costs to comply with these evolving treaties, laws, regulations, and requirements are greater than projected by Solventum. In addition, the outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements are difficult to reliably predict, may differ from Solventum’s expectations, and can result in, among other things, government scrutiny; criminal, civil or administrative sanctions, including fines; limitations on the extent to which Solventum can conduct business; employee and business partner terminations due to policy violations; reputational damage; private rights of action that result in litigation exposure, including expenses and costs incurred in connection with settlement or court proceedings, for Solventum; and other liabilities. In some instances, Solventum may make self-disclosures to relevant authorities that may pursue or decline to pursue enforcement proceedings against it. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of Solventum’s senior management. Although Solventum maintains general liability insurance to mitigate monetary exposure, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. Various factors or developments can lead Solventum to change current estimates of liabilities and related insurance receivables where applicable or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. Conducting internal investigations or responding to audits or investigations by government agencies could be costly and time-consuming. A future adverse ruling, settlement or unfavorable development could result in future charges that could result in a material adverse effect on its business, results of operations, financial condition and cash flows in any particular period. In addition, negative publicity related to the matters noted above or other matters involving Solventum may negatively impact Solventum’s reputation.

Solventum may face potential liabilities related to PFAS, which could adversely impact Solventum’s results.

3M has agreed to assume, and indemnify and defend us against, certain liabilities relating to PFAS, generally including all such liabilities relating to the pre-separation period, as well as certain liabilities relating to Solventum products that contain PFAS and that continue to be sold on the same basis by Solventum following the Spin-Off through 2025. As an independent company, Solventum is generally responsible for all PFAS-related liabilities resulting from its business, operations and activities following the Spin-Off, subject to the foregoing indemnification by 3M of certain liabilities relating to certain Solventum products sold through 2025. See “—Risks Related to the Separation and Distribution—Satisfaction by Solventum of its post-distribution indemnification obligations or 3M’s failure to satisfy its post-distribution indemnification obligations could have a material adverse effect on Solventum’s financial condition, results of operations and cash flows.”

Certain products of the Solventum business, like the products of other companies in Solventum’s industries, contain or are enabled by PFAS. 3M announced in December 2022 that it would work to discontinue the use of PFAS across its product portfolio by the end of 2025, and, as described above, 3M has agreed to indemnify Solventum for certain PFAS-related product claims related to sales of products through such date. Solventum has also taken actions to meet this goal while owned by 3M, and, except as described below, Solventum intends to continue to work toward this goal. In addition, Solventum understands that 3M intends to cease supplying Solventum with PFAS-related products or components by the end of 2025.

Solventum continues to evaluate the availability of third-party components and products that do not contain PFAS in connection with working towards the goal of discontinuing the use of PFAS in its products. Depending on the availability and feasibility of such third-party components and products not containing PFAS (including the ability to obtain any required regulatory approvals), Solventum expects there will be some circumstances in which the use of PFAS-containing materials manufactured by third parties and used in certain applications in Solventum’s product portfolio, such as o-rings, gaskets and seals, membranes, molded plastic parts, release liners, circuit boards, certain electronics and lithium ion batteries and printed circuit boards widely used in commerce across the industries in which Solventum operates, will continue beyond 2025, in which case the 3M indemnification described above would not be available with respect to sales of products containing such materials after 2025. For example, o-rings, gaskets and seals and are used in filters needed for high stress process conditions, molded plastic parts are used in the plastic housing of perioperative temperature management devices, medical grade membranes are used in negative pressure wound therapy fluid canisters, release liners are used with adhesive dressings, circuit boards are used in electronic hardgoods, such as negative pressure wound therapy devices, and lithium ion batteries are included in surgical clippers. In such instances, Solventum intends to continue to evaluate the adoption of third-party products and components that do not contain PFAS to the extent such products and components become available and such adoption is feasible. As noted above, many companies in Solventum’s industries use PFAS-containing products and components, and Solventum believes that its use of such products and components is of a nature and magnitude that is broadly consistent with that of other companies in these industries.

There have been accelerating regulatory and legislative activities concerning PFAS in the United States, Europe and elsewhere, including increasingly strict restrictions on various uses of PFAS in products, as well as increased litigation relating to PFAS being filed against other parties. The potential options available to Solventum following 2025 (after which sales by Solventum of products containing or enabled by PFAS will no longer be subject to indemnification from 3M), regarding the use of PFAS in products will involve risks, which risks may be material, and could have a material adverse effect on Solventum’s results of operations, cash flows or consolidated financial position.

Climate change or legal, regulatory or market measures to address climate change may materially adversely affect Solventum’s business, results of operations, financial condition and cash flows.

The effects of global climate change present risks to Solventum’s business. The impacts of climate change may include physical risks (e.g., rising sea levels or frequency and severity of extreme weather conditions, including natural disasters), social and human effects (e.g., population dislocations or harm to health and well-being), compliance costs and transition risks (e.g., regulatory or technology changes), shifts in market trends (e.g., customers increasingly prioritize purchasing products that are sustainably made) and other adverse effects. Such impacts may disrupt Solventum’s supply chain and operations by adversely affecting its ability to procure goods or services required for the operation of its business at the quantities and levels it requires due to impairment of the availability and cost of certain products, materials, commodities and energy. These outcomes may in turn result in customers transitioning to competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

There has also been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change through a variety of means, including regulating greenhouse gas emissions (and the establishment of enhanced internal processes or systems to track them), policies mandating or promoting the use of renewable or zero-carbon energy and sustainability initiatives, and additional taxes on fuel and energy. If legislation or regulations are enacted or promulgated in the United States or in any other jurisdiction in which Solventum does business that impose more stringent restrictions and requirements than its current legal or regulatory obligations, Solventum and companies in its supply chain may experience increased compliance burdens and costs to meet the regulatory obligations, which could cause disruption in the sourcing, manufacturing and distribution of its products and adversely affect its business, results of operations, financial condition and cash flows.

Additionally, the impacts of climate change may further influence customer preferences and requirements, such as increased demand for products with lower environmental footprints, and for companies to produce and demonstrate progress against greenhouse gas reduction plans and targets. Failure to provide climate-friendly products or demonstrate greenhouse gas reductions could potentially result in loss of market share.

Solventum operates in a strictly regulated industry, and compliance with laws and regulations applicable to the commercialization of Solventum’s products is costly and failure to comply may result in significant penalties.

The products Solventum develops, manufactures, and commercializes are regulated in most of the markets Solventum serves. These regulations are promulgated and enforced by government bodies in individual countries. These regulations govern the methods and controls used for the design, manufacture, packaging, labeling, storage, safety, sales and distribution, marketing clearance or approval, advertising and promotion, sterilization, installation, servicing, performance and effectiveness of the products Solventum sells globally. These regulations apply to all facilities of Solventum’s business that conduct the activities previously described, regardless of where the facilities are located. These regulations apply to the activities performed by most of Solventum’s employees, including but not limited to, sales and marketing, research and development, regulatory affairs, quality assurance, medical affairs, and operations, both before and after a product is commercially distributed. Importantly, these regulations differ by country and/or region and are dynamic.

Solventum commits a significant amount of resources to maintain compliance with these regulations. Compliance with these regulations requires Solventum to create systems, processes and procedures that are aligned with the regulations in all markets Solventum serves. Compliance also requires Solventum to maintain knowledge of the current regulations that govern its activities. As these regulations change, Solventum must adapt its systems, processes, and procedures to comply with the new regulations.

Governing bodies monitor compliance, among other ways, by conducting regularly occurring and unexpected audits of Solventum’s facilities. These audits are conducted to determine if Solventum’s systems, processes, and procedures comply with the current regulations in the markets it serves. After each audit, the governing body typically provides a report of their findings. The report describes the observations made during the audit. Sometimes these observations describe minor non-compliance issues in Solventum’s systems, processes, and procedures. Often, these gaps require commensurate modifications but have no impact to Solventum’s ability to continue operations and commercialization of its products. In rare situations, the governing body may find significant or major non-compliance issues in Solventum’s systems, processes, and procedures. If a governing body concludes, through these audits or otherwise, that Solventum is not in compliance with applicable laws or regulations or that any of its products are defective, ineffective, or pose an unreasonable risk for patients, users, or others, the governing body may require Solventum to recall a product or products, retract promotional materials, and/or cease shipment of products, among other required actions; these requirements may remain in place until Solventum can demonstrate adequate compliance. Failure to demonstrate adequate modifications to Solventum’s systems, processes, and procedures and continued compliance or repeat findings may result in more significant enforcement actions including but not limited to: warning letters, revocation of product approvals and licenses, injunctions, product seizure, penalties and fines, consent decrees, and criminal prosecution, among other actions. These actions may have a negative impact to Solventum’s capital expenditures, earnings, and competitive position.

To market its products internationally in compliance with applicable medical device and pharmaceutical regulations, Solventum must obtain approvals for products and product modifications. The regulations promulgated by the governing bodies also require Solventum to submit data to demonstrate that its products meet the safety and effectiveness requirements to support the intended uses described in its labeling. This data is reviewed by the governing bodies to determine if Solventum has provided the necessary and sufficient information to demonstrate the safety and effectiveness of its products for the intended use described in its labeling. In many cases, the governing bodies request additional information to make this determination. The additional information requested by the governing bodies sometimes requires Solventum to conduct new testing, delaying the approval and commercialization of the product. In rare instances, the governing body will disapprove the application, prohibiting Solventum’s ability to commercialize the product in that market. In these instances, Solventum may decide to cease commercialization efforts for the product in that (or those) market(s) or it may decide to modify the product or retest the products and resubmit the data to the governing bodies. Delays to products approvals or disapproval of Solventum’s applications may have a negative impact to Solventum’s capital expenditures, earnings, and competitive position.

This global regulatory environment will likely continue to evolve, which could impact Solventum’s ability, or increase the time and cost, to obtain future approvals for its products. The process of obtaining regulatory clearances and/or approvals to market and sell Solventum’s products can be rigorous, costly and time-consuming and the clearances and/or approvals might not be granted timely or result in limitations on the indicated uses of products.

Regulatory authorities, including the FDA, also strictly regulate the indications for use and associated promotional safety and effectiveness claims that may be made about approved or cleared products. If regulatory authorities determine that Solventum has promoted or marketed a product for off-label use, including through external-facing materials, oral statements, or physician training, Solventum could be subject to fines, injunctions or other penalties.

Solventum is subject to laws and regulations governing government contracts, public procurement, and government reimbursements in many jurisdictions, as to which the failure to comply could adversely affect Solventum’s business.

Solventum sells its products to government entities throughout the world and will be directly or indirectly subject to government policies governing reimbursement for healthcare procedures and services and various statutes and regulations in a variety of jurisdictions that apply to companies doing business with the government. The laws governing government contracts can differ from the laws governing private contracts and government contracts may contain terms and conditions that are not applicable to private contracts or that expose Solventum to higher levels of risk and potential liability than non-government contracts. Similarly, most jurisdictions have public procurement laws and reimbursement policies that set out rules and regulations for purchases and reimbursements by governmental entities. Solventum’s failure to comply with these laws could result in contract terminations, suspension or debarment from contracting with these entities, civil fines and damages, criminal prosecution and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid, as well as possible recoupment of any overpayments related to such violations. These jurisdictions may modify their laws, policies, rules or regulations, or impose new requirements that adversely affect Solventum’s business.

Additionally, some governmental entities, including the U.S. federal government, can terminate contracts for their convenience or for Solventum’s default. These governmental entities may also be subject to continued legislative funding approval. Early termination for convenience of one or more of Solventum’s contracts, or a change in a government customer’s funding levels, could impact Solventum’s expected revenues. Early termination for default of one or more of Solventum’s contracts could subject it to penalties and damages resulting from the default, including costs for the governmental entity to reprocure the items under contract, in addition to other penalties previously listed.

Solventum will also be subject to government audits, investigations, and oversight proceedings. Efforts to ensure its business arrangements comply with applicable laws will involve substantial costs. If any actions by governmental or enforcement authorities are instituted against Solventum, defense can be costly, time-consuming, and may require significant financial and personnel resources. If Solventum is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, individual imprisonment, possible exclusion from participation in certain government healthcare programs (including Medicare and Medicaid in the United States), contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of its operations. In addition, any of Solventum’s government contracts could be terminated or Solventum could be suspended or debarred from all government contract work.

Solventum is exposed to risks associated with product liability claims, including existing claims and claims resulting from the actions or inactions of its customers or third parties that are outside of its control.

Solventum is exposed to potential product liability risks that are inherent in the design, manufacture and marketing of medical technologies. Customers or their patients may bring product liability claims if Solventum’s products fail, or allegedly fail, to perform as expected or show a failure rate that is higher than expected, or the use of Solventum’s products results, or is alleged to result, in bodily injury, death, or property damage. Even if these or similar claims are without merit, they can result in costly and time-consuming litigation. Solventum may also be exposed to claims or regulatory action if its products do not conform or are alleged not to conform to applicable product or design specifications, labeling, or manufacturing requirements. Product and other liability actions, claims or injunctions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to Solventum’s operations. For these and other reasons, Solventum may choose to settle product liability claims and other liability actions, regardless of their actual merit. If any such action or injunction were finally determined adversely to Solventum, such decision could result in significant damages and reputational harm, including the possibility of punitive damages, and Solventum’s financial position could be adversely affected. Adverse publicity could result in additional regulation of Solventum’s products or the healthcare industry in general, delay regulatory approval of new products, cause reputational harm and adversely affect Solventum’s ability to promote, manufacture and sell its products, even if the claims against Solventum are later shown to be unfounded or unsubstantiated.

In addition, manufacturing or design defects, component failures, unapproved or improper use of Solventum’s products, or inadequate disclosure of risks or other information relating to the use of Solventum’s products could lead to injury or other serious adverse events. Such events could lead to recalls or safety alerts relating to Solventum’s products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to Solventum’s reputation that could reduce future demand for its products.

Information Technology and Intellectual Property Risks

Solventum employs information technology systems to support its business and collect, store, and use proprietary and confidential information. Security and data breaches, cyberattacks, and other cybersecurity incidents involving Solventum’s information technology systems and infrastructure could disrupt or interfere with Solventum’s operations; result in the compromise and misappropriation of proprietary and confidential information belonging to Solventum or its customers, suppliers, and employees; and expose Solventum to numerous expenses, liabilities, and other negative consequences, including violations of applicable laws, any or all of which could adversely impact Solventum’s business, reputation, and results of operations.

In the ordinary course of business, Solventum relies on centralized and local information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. That technology includes systems that could be used to process, transmit and store sensitive information, including personal information, protected health information, employee data, financial information, intellectual property, clinical data, and sales and marketing data. Third parties and threat actors, including organized criminals, nation-state, or nation-state supported actors who are increasingly well-resourced, regularly attempt to gain unauthorized access to the information technology networks and infrastructure, data, and other information used by or belonging to Solventum, and many such attempts are increasing in their frequency, sophistication and intensity and are not recognized until launched against a target. Despite Solventum’s cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), its information technology networks and infrastructure are still potentially susceptible to attack, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities in its systems, the introduction of computer viruses or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. Furthermore, Solventum relies on third-party vendors to supply and/or support certain aspects of its information technology systems and resulting products. These third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of Solventum’s own systems. Solventum’s increased adoption of remote working, initially driven by the pandemic, also introduces additional threats and risk of disruptions to its information technology networks and infrastructure. Geopolitical conflict may increase cybersecurity risks on a global basis.

Despite its cybersecurity measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several years, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that Solventum and the vendors and other third parties upon which Solventum relies may prove inadequate to protect against attacks. While Solventum may experience in the future cyberattacks on and disruptions of its information technology systems and infrastructure, Solventum is not aware of any such incidents to date having had a material impact.

If Solventum’s information technology systems, products or services or sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited to, patients or employees being exposed to financial or medical identity theft or suffering a loss of product functionality; losing existing customers or having difficulty attracting new customers; experiencing difficulty preventing, detecting, and controlling fraud; being exposed to the loss or misuse of confidential information; having disputes with customers, physicians, and other healthcare professionals; experiencing increases in operating expenses or an impairment in its ability to conduct its operations; incurring expenses or losing revenues as a result of a data privacy breach, product failure, information technology outages or disruptions; voluntary or forced recalls or modifications to Solventum’s products; or suffering other adverse consequences including time-consuming and expensive lawsuits or other legal action and damage to Solventum’s reputation.

As noted previously, Solventum is subject to numerous international, federal and state privacy and security laws. Security and data breaches, cyberattacks, and other cybersecurity incidents involving data protected by such laws, such as patient medical records and other health information, could subject Solventum to onerous governmental and regulatory investigations, fines and remediation actions, in addition to private litigation by affected individuals.

Solventum may be unable to obtain, maintain, protect, or effectively enforce its intellectual property rights.

Solventum is substantially dependent on patent and other proprietary rights and relies on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee, non-disclosure and non-competition agreements) to protect its business and proprietary intellectual property. However, Solventum cannot assure that its means of obtaining, maintaining, and enforcing its intellectual property rights will be adequate to maintain a competitive advantage.

In addition, intellectual property laws differ in various jurisdictions in which Solventum operates and are subject to change at any time, which could further restrict Solventum’s ability to protect its intellectual property and proprietary rights. In particular, a portion of Solventum’s revenues is derived from jurisdictions where adequately protecting intellectual property rights may prove more challenging or impossible. In addition, the laws of many jurisdictions may not provide an adequate forum to effectively address situations where Solventum’s intellectual property rights have been compromised.

Furthermore, protecting against the unauthorized use of proprietary technology is difficult and expensive and Solventum may need to litigate with third parties to enforce or defend patents issued to it or to determine the enforceability and validity of its proprietary rights or those of others. Determining whether an offering infringes, misappropriates, or otherwise violates a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain and inconsistent.

At any given time, Solventum may be involved as either plaintiff or defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could in the future result in Solventum’s payment of significant monetary damages and/or royalty payments, negatively impact Solventum’s ability to sell current or future products, or prohibit it from enforcing its patent and proprietary rights against others, which could result in a material adverse effect on its business, results of operations, financial condition and cash flows. Regardless of the merits or outcome, the resolution of any intellectual property dispute could require significant financial and management resources.

Solventum may not receive protection for pending or future applications relating to intellectual property rights owned by or licensed to it and the claims allowed under any issued intellectual property rights may not be sufficiently broad to protect Solventum’s products, services, solutions, and any associated trademarks. Products sold by Solventum’s competitors may infringe, misappropriate, or otherwise violate intellectual property rights owned or licensed by Solventum and such infringement, misappropriation or violation may be undetected by Solventum. In addition, as Solventum’s patents expire, Solventum may be unsuccessful in extending their protection through patent term extensions. Solventum’s inability to protect its intellectual property could result in a material adverse effect on its business, results of operations, financial condition and cash flows.

Additionally, Solventum licenses or will license certain intellectual property owned by 3M. As 3M is the owner of such intellectual property, 3M will have discretion to enforce such intellectual property rights, including whether or not to prosecute any infringement of the intellectual property. To the extent 3M does not prosecute infringement of the intellectual property licensed to Solventum, such intellectual property will not be protected and continued infringement of such intellectual property could result in a material adverse effect on Solventum’s business, results of operations, financial condition and cash flows.

Solventum intends to focus on and invest in cloud, edge, artificial intelligence, and software offerings. Solventum may not be successful in driving the successful global deployment and customer adoption of digital offerings.

Solventum intends to devote significant resources to develop and deploy cloud, edge and software solutions. Solventum will incur costs to develop these solutions and to build and maintain infrastructure to support cloud and edge computing offerings. It is uncertain whether Solventum’s strategies will succeed and Solventum’s success with these solutions depends on execution in many areas, including:

•establishing and maintaining the utility, compatibility, and performance of its cloud, edge, and software solutions (including the reliability of its third-party software vendors, network, and cloud providers) on a growing array of medical devices, software, and equipment;
•continuing to enhance the attractiveness of its solutions to its customers, while ensuring these solutions meet their reliability and security expectations; and
•ensuring these solutions meet regulatory requirements, including obtaining marketing authorizations when required.

Even where Solventum’s digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. Solventum also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, certain cloud, edge, and software solutions are restricted areas of foreign investment. Collaborating with a domestic qualified third party will increase the costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements.

Cloud, edge, and software solutions in healthcare must comply with stringent regulations, including certification requirements, in many of the countries in which Solventum’s customers are located, particularly in relation to obtaining, using, storing, and transferring personal data. Solventum’s software solutions must be compliant with applicable regulations in the country in question before Solventum can launch its offerings. In some jurisdictions, Solventum must obtain marketing authorizations before commercializing software solutions. Ensuring such regulatory compliance may take longer or cost more than expected or require that design changes be incorporated into Solventum’s offerings. In addition, changes to reimbursement policies for digital healthcare offerings could potentially lead to delays and additional expense. The inability of customers to obtain adequate reimbursement from private and governmental third-party payers could adversely affect purchasing decisions and prices and cause Solventum’s revenue and profitability to suffer.

Solventum intends to build artificial intelligence (“AI”) into many of its digital offerings, which presents risks and challenges that could affect its acceptance, including flawed AI algorithms, insufficient or biased datasets, unauthorized access to personal data, lack of acceptance from its customers, or failure to deliver positive outcomes. These deficiencies could undermine the decisions, predictions, or analyses that AI applications produce, as well as their adoption, subjecting Solventum to competitive harm, legal liability, regulatory actions, and reputational harm. In addition, some AI scenarios present ethical, privacy, or other social issues, risking reputational harm.

Tax Matters Risks

Changes in tax rates, laws or regulations could adversely impact Solventum’s financial results.

Solventum’s business is subject to tax-related external conditions, such as tax rates, laws and regulations in the United States and foreign jurisdictions. Changes in tax rates, laws or regulations, including further developments arising from tax reform legislation or regulation in the United States or foreign jurisdictions, could impact Solventum’s financial statements.

In particular, Solventum could be negatively impacted by the Base Erosion and Profit Shifting 2.0 initiative (“BEPS 2.0”) by the Organization for Economic Cooperation and Development (“OECD”) which, if enacted by OECD member countries, would likely impact the amount of tax that multinationals, such as Solventum, pay in the future.

Due to the uncertainty of any tax changes and other tax-related factors at this time, it is currently not possible to assess the ultimate impact these actions may have on Solventum’s financial statements. Solventum intends to monitor BEPS 2.0 and other tax-related developments in the United States and foreign jurisdictions, including rule changes and implementation timing, to evaluate the impact BEPS 2.0 and other tax legislation or regulation may have on Solventum’s financial results.

Solventum’s tax burden could increase as a result of ongoing or future tax audits and inquiries.

Solventum is subject to periodic tax audits and inquiries by tax authorities. Tax authorities may disagree with Solventum’s interpretation of applicable tax laws and regulations, which could result in examination from taxing authorities and additional taxes. Solventum regularly assesses the likely outcomes of these tax audits in order to determine the appropriateness of

Solventum’s tax provision. However, Solventum may not accurately predict the outcomes of these tax audits and, as a result, the ultimate outcome of any of these examinations could have a retroactive or prospective impact on Solventum’s overall tax burden.

Solventum could be negatively impacted by future changes in the allocation of income to each of the income tax jurisdictions in which Solventum operates.

Solventum operates in multiple income tax jurisdictions both in the United States and internationally. Solventum has adopted transfer pricing policies that determine how income is allocated to each of the income tax jurisdictions in which Solventum operates, based on current interpretations of complex income tax regulations. The allocation of Solventum’s income could be impacted by different factors including tax law changes, tax audits, underlying business changes, organizational changes, or operating model changes, which could result in increases to Solventum’s overall tax burden.

Solventum may benefit from various global tax incentives intended to encourage investment or employment; if Solventum’s incentives are not renewed or Solventum cannot or does not wish to satisfy all or part of the tax incentive conditions, Solventum may lose the tax incentives and could be required to refund tax incentives previously realized.

Solventum benefits or may benefit in the future from various global tax incentives intended to encourage investment or employment. If Solventum’s incentives are not renewed or Solventum cannot or does not wish to satisfy all or part of the tax incentive conditions, Solventum may lose the tax incentives and could be required to refund tax incentives previously realized or granted. As a result, Solventum’s tax burden could be higher than it would have been had Solventum maintained the benefits of the tax incentives.

Employee Matters Risks

If Solventum is unable to attract or retain key personnel and qualified employees, or maintain relations with its employees, unions, and other employee representatives, Solventum’s business would be adversely affected.

There is substantial competition for key personnel, senior management, research and development personnel, and qualified employees in the healthcare industry and Solventum may face increased competition for such a highly qualified scientific, technical, clinical, and management workforce in a highly competitive environment. Solventum’s ability to recruit and retain such talent will depend on a number of factors, including how its compensation, benefits, work location and work environment compare with those offered by its competitors and other local employers, and whether any changes in the employee benefits offered by Solventum relative to those previously offered to Solventum employees by 3M are favorably received by Solventum personnel. There can be no assurance that Solventum will be successful in retaining existing personnel or recruiting new personnel.

The loss of one or more key employees, inability to attract or develop additional qualified employees, any delay in hiring key personnel, any deterioration of the relationships with its employees, or any material work stoppage, strike, or similar action could result in a material adverse effect on its business, results of operations, financial condition and cash flows.

Risks Related to the Separation and Distribution

Solventum has no history of operating as an independent company, and its historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical financial information of Solventum included in this Quarterly Report is derived from the Consolidated Financial Statements and accounting records of 3M. Accordingly, the financial information included herein does not necessarily reflect the financial condition, results of operations or cash flows that Solventum would have achieved as a separate, publicly traded company during the periods presented or those that Solventum will achieve in the future primarily as a result of the factors described below:
•Generally, Solventum’s working capital requirements and capital for its general corporate purposes, including capital expenditures and acquisitions, have historically been satisfied as part of the corporate-wide cash management policies of 3M. Solventum’s results of operations and cash flows may be more volatile, and Solventum may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.
•Prior to the Spin-Off, Solventum’s business was operated by 3M as part of its broader corporate organization, rather than as an independent company. 3M or one of its affiliates performed various corporate functions for the Health Care Business, such as information technology, legal, treasury, accounting, auditing, human resources, investor relations, and finance. The financial results included herein reflect allocations of corporate expenses from 3M for such functions, which may be less than the expenses the Health Care Business would have incurred had it operated as a separate publicly traded company. Solventum may also be unable to replicate corporate functions that will operate with the same degree of effectiveness as the equivalent 3M functions that the Health Care Business has historically benefited from.
•Solventum’s business historically was integrated with the other businesses of 3M and benefited from 3M’s economies of scope and scale in costs, employees, vendor relationships and customer relationships. While Solventum has sought to minimize the impact on its business when separating these arrangements, there is no guarantee these arrangements will continue to capture these benefits in the future. Additionally, Solventum may be unable to obtain similar arrangements to the same extent as 3M did, or on terms as favorable as those 3M obtained, prior to the distribution. Among other benefits, the Health Care Business historically had access to 3M’s extensive global research and development resources, which historically enhanced the Health Care Business’s ability to innovate, develop new products and technologies, and improve and update existing products and technologies. Solventum’s lack of access to 3M's research and development resources may negatively impact it.
•The cost of capital for Solventum’s business may be higher than 3M’s cost of capital prior to the Spin-Off.
•Solventum’s historical financial information does not reflect the debt that Solventum incurred as part of the distribution.
•As an independent public company, Solventum is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and is required to prepare its standalone financial statements according to the rules and regulations required by the SEC. These reporting and other obligations place significant demands on Solventum’s management and administrative and operational resources. Moreover, to comply with these requirements, Solventum has migrated its systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures, and hired additional accounting and finance staff. Solventum incurred and expects to continue to incur additional annual expenses related to these steps, and those expenses may be significant. If Solventum is unable to implement appropriate financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, its ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.

Other significant changes may occur in Solventum’s cost structure, management, financing and business operations as a result of operating as a company separate from 3M.

Following the Spin-Off, Solventum’s financial profile changed, and it is a smaller, less diversified company than 3M prior to the separation.

The Spin-Off resulted in Solventum being a smaller, less diversified company than 3M. As a result, Solventum may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of Solventum’s revenues, costs, and cash flows will diminish as a standalone company, such that its results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. Solventum may also lose capital allocation efficiency and flexibility, as Solventum no longer has access to cash flow from 3M to fund Solventum’s business. Solventum is also more exposed to matters such as foreign currency exchange rates as a smaller, standalone company than it had been as a part of the larger 3M enterprise.

Solventum may not achieve some or all of the expected benefits of the Spin-Off.

Solventum may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. The Spin-Off is expected to provide the following benefits, among others: (1) the ability to pursue tailored capital allocation strategies and make company-specific investment decisions to drive innovation and growth; (2) enhanced management focus, with each public company having distinct boards and management teams with relevant expertise able to focus on strengthening its business; (3) improved operational agility and focus, enabling each of 3M and Solventum to pursue its distinct operating priorities and strategies with increased flexibility to act based on its unique characteristics, better positioning each for long-term success; (4) greater access to capital through the creation of distinct and compelling investment profiles appealing to different long-term investor bases; (5) independent equity currencies, enabling each company to use its own industry-focused stock to consummate future acquisitions or other transactions; and (6) enhanced recruitment and retention, including by aligning employee, management, and board incentives with performance.

Solventum may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (1) the Spin-Off and establishment of Solventum as a standalone public company continues to demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing Solventum’s business; (2) Solventum may be more susceptible to market fluctuations and other adverse events than if it were still a part of 3M because Solventum’s business will be less diversified than 3M’s businesses prior to the completion of the separation; (3) Solventum may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those 3M obtained prior to completion of the separation; (4) in establishing itself as a standalone company following the Spin-Off, Solventum may be required to pay costs that could be substantial and material to its financial resources, including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management and personnel new to Solventum, tax costs and other costs; (5) under the terms of the tax matters agreement that Solventum entered into with 3M, Solventum is restricted from taking certain actions that could cause the distribution or certain related transactions (or certain transactions undertaken as part of the internal reorganization) to fail to qualify as tax-free transactions and these restrictions may limit Solventum for a period of time from pursuing certain strategic transactions and equity issuances or engaging in other transactions that might increase the value of its business; and (6) the contractual arrangements between Solventum and 3M may be on less favorable terms than the prior intercompany arrangements from which Solventum benefited, and such arrangements may be inadequate to provide for the ongoing operation and growth of Solventum’s business. If Solventum fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on its competitive position, business, financial condition, results of operations and cash flows.

Solventum may be held liable to 3M if it fails to perform under its agreements with 3M, and the performance of such services may negatively affect Solventum’s business and operations.

In connection with the separation, Solventum and 3M entered into various agreements, including a transition services agreement, a transition distribution services agreement, a transition contract manufacturing agreement, research and development master services agreements and master supply agreements. These agreements provide for the performance of certain services or provision of goods by each company for the benefit of the other for a period of time after the separation. If Solventum does not satisfactorily perform its obligations under these agreements, it may be held liable for any resulting losses suffered by 3M, subject to certain limits. In addition, during the transition support periods under the transition arrangements, Solventum’s management and employees may be required to divert their attention away from its business in order to provide services to 3M, which could adversely affect Solventum’s business.

If Solventum is unable to replace the services that 3M currently provides to it on terms that are at least as favorable to Solventum as the terms on which 3M is providing such services, Solventum’s business and results of operations could be adversely affected.

Solventum has engaged in the process of creating its own, or engaged third parties separate from 3M to provide, systems and services to replace many of the systems and services that 3M previously provided to Solventum, including, for example, research and development support, information technology infrastructure and systems and accounting and reporting systems. Solventum may incur temporary interruptions in business operations if it cannot transition effectively from 3M’s existing operating systems, databases and programming languages that support these functions to its own systems. The process of implementing an information technology infrastructure, in particular, is expected to be expensive and time-consuming, and any difficulty or delay in developing such an infrastructure or transitioning from 3M’s information technology environment and systems could be disruptive to Solventum’s business operations and create risks to Solventum’s relationships with customers and other third parties. The failure to implement the new systems and transition data successfully and cost-effectively could disrupt Solventum’s business operations and have a material adverse effect on its profitability. In addition, these systems and services may also be more expensive than the amounts reflected in its historical combined financial statements or less efficient than the systems and services 3M is expected to provide during the transition period to Solventum.

3M may not satisfy its obligations under various transaction agreements that have been executed as part of the Spin-Off or Solventum may not have necessary systems and services in place when certain of the agreements with 3M expire.

Solventum and 3M entered into various agreements that provide for the performance of services or provision of goods by 3M for the benefit of Solventum. Under some of these agreements such as the research and development master services agreements and the master supply agreements, 3M will provide services or goods to Solventum for a long-term duration, while under other agreements such as the transition services agreement, 3M will provide the services for a shorter transition period. Solventum will rely on 3M to satisfy its obligations under these agreements not only for a successful transition but also for the success of its long-term operations. If 3M is unable to satisfy its obligations and fully perform under these agreements, Solventum could experience operational difficulties or losses.

With respect to the transition period agreements, if Solventum does not have its own systems and services in place, or if Solventum does not have agreements with other providers of these services when these agreements terminate, Solventum may not be able to operate its business effectively and its profitability may decline. See “—If Solventum is unable to replace the services that 3M currently provides to it on terms that are at least as favorable to Solventum as the terms on which 3M is providing such services, Solventum’s business and results of operations could be adversely affected.”

The longer term agreements with 3M provide research and development services and certain products to Solventum. There could be significant short-term and long-term disruptions to Solventum’s business and operations if 3M does not perform or does not perform adequately under these agreements. Following the expiration of the initial terms of these agreements and any automatic or required extensions, there is no guarantee that 3M will agree to renew these agreements or if 3M does agree to renew these agreements, that it will do so on substantially the same terms. If 3M and Solventum are unable to renew these agreements after they expire, Solventum may not be able to find replacement providers or replacement services or goods on substantially the same or better terms and quality.

Solventum’s accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which it is subject to as a standalone publicly traded company following the Spin-off.

Solventum’s financial results previously were included within the consolidated results of 3M. Solventum was not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Spin-Off, Solventum is directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of its internal control over financial reporting and a report by its independent registered public accounting firm. These reporting and other obligations place significant demands on Solventum’s management and administrative and operational resources, including accounting resources.

Moreover, to comply with these requirements, Solventum anticipates that it will need to migrate its systems, including information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. Solventum expects to incur additional annual expenses related to these steps, and those expenses may be significant. If Solventum is unable to implement appropriate financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, its ability to comply with its financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on its business, financial condition, results of operations and cash flows.

In connection with the Spin-Off, Solventum incurred debt obligations and may incur additional obligations in the future, which could adversely affect its business and profitability and its ability to meet other obligations.

In connection with the distribution, we completed certain financing transactions. As a result of such transactions, Solventum has approximately $8.4 billion of outstanding indebtedness. Depending on market or other economic conditions, Solventum could also incur additional indebtedness in the future.

This significant amount of debt could potentially have important consequences to Solventum and its debt and equity investors, including:

•requiring a substantial portion of its cash flow from operations to make interest payments;
•making it more difficult to satisfy debt service and other obligations;
•increasing the risk of a future credit ratings downgrade of its debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing its vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow its business;
•limiting Solventum’s flexibility in planning for, or reacting to, changes in its business and the industry;
•placing Solventum at a competitive disadvantage relative to its competitors that may not be as highly leveraged with debt;
•requiring Solventum to repatriate earnings to the United States, causing withholding taxes to be applied, which in turn could increase Solventum’s effective tax rate; and
•limiting Solventum’s ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase ordinary shares.

To the extent that Solventum incurs additional indebtedness, the foregoing risks could increase. In addition, Solventum’s actual cash requirements in the future may be greater than expected. Its cash flow from operations may not be sufficient to repay all of the outstanding debt as it becomes due, and Solventum may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance its debt.

Additionally, the Health Care Business has historically relied upon 3M to fund its working capital requirements and other cash requirements. Following the Spin-Off, Solventum is no longer able to rely on the earnings, assets, or cash flow of 3M, and 3M no longer provides funds to finance Solventum’s working capital or other cash requirements. As a result, Solventum is responsible for servicing its own debt and obtaining and maintaining sufficient working capital and other funds to satisfy its cash requirements. Solventum’s access to and cost of debt financing is different from the historical access to and cost of debt financing under 3M and will be based on its credit rating and market conditions, among other factors. Solventum’s ability to make payments on and to refinance its indebtedness, including the debt incurred in connection with the separation and distribution, as well as any future debt that Solventum may incur, will depend on its ability to generate cash in the future from operations, financings, or asset sales. Solventum’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond Solventum’s control.

Solventum no longer benefits from 3M’s established brand and reputation.

3M and its businesses, including the Health Care Business, benefit from 3M’s long operating history, reputation and well-known brand. 3M’s brand recognition may confer benefits to its various businesses, including an enhanced ability to win customer contracts, form brand partnerships, and attract employees, among others. Following the Spin-Off, Solventum now operates under its own brand and accordingly may be negatively impacted due to the loss of benefits conferred by 3M’s brand recognition and reputation.

Solventum may not be able to engage in desirable capital-raising or strategic transactions following the Spin-Off.

Under current U.S. federal income tax law, a spin-off that otherwise qualifies for tax-free treatment can be rendered taxable to the parent corporation and its shareholders as a result of certain post-spin-off transactions, including certain acquisitions of shares or assets of the spun-off corporation. To preserve the tax-free treatment of the distribution and certain related transactions, and in addition to Solventum’s indemnity obligation described below, the tax matters agreement restricts Solventum, for the two-year period following the distribution, except in specific circumstances, from (1) entering into any transaction pursuant to which all or a portion of the shares of Solventum stock would be acquired, whether by merger or otherwise; (2) issuing equity securities beyond certain thresholds; (3) repurchasing shares of Solventum stock other than in certain open-market transactions; and (4) ceasing to actively conduct certain of Solventum’s businesses. Further, the tax matters agreement imposes similar restrictions on Solventum and its subsidiaries that are intended to prevent certain transactions undertaken as part of the internal reorganization from failing to qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or for applicable non-U.S. income tax purposes. The tax matters agreement also prohibits Solventum from taking or failing to take any other action that would prevent the distribution and certain related transactions (or certain transactions undertaken as part of the internal reorganization) from qualifying as tax-free transactions under applicable law. These restrictions may limit Solventum’s ability to pursue certain equity issuances, strategic transactions or other transactions that it may otherwise believe to be in the best interests of its shareholders or that might increase the value of its business.

Solventum’s agreements with 3M may be on terms that are less beneficial to Solventum than the terms may have otherwise been from unaffiliated third parties.

The agreements that Solventum entered into with 3M in connection with the Spin-Off include the Separation and Distribution Agreement, a transition services agreement, a transition distribution services agreement, a transition contract manufacturing agreement, research and development master services agreements, real estate license agreements, an intellectual property cross license agreement, a 3M mark use agreement, a transition trademark license agreement, master supply agreements, a tax matters agreement, an employee matters agreement, and a stockholder’s and registration rights agreement. See “Certain Relationships and Related Party Transactions” in the Information Statement. These agreements were prepared in the context of the separation while Solventum was still a wholly owned subsidiary of 3M. Accordingly, during the period in which the terms of those agreements were prepared, Solventum did not have an independent Board of Directors or a management team that was independent of 3M. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

If the Spin-Off, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Solventum, as well as its shareholders, could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, Solventum could be subject to significant tax liabilities. In certain circumstances, Solventum could be required to indemnify 3M for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the Spin-Off that (1) the private letter ruling received by 3M from the U.S. Internal Revenue Service (the “IRS”) regarding certain U.S. federal income tax matters relating to the Spin-Off, including the qualification of the Spin-Off, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes pursuant to Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code,” such qualification, “U.S. Tax-Free Status” and, such ruling, the “IRS Ruling”) be valid and (2) 3M received one or more opinions of 3M’s tax advisors regarding U.S. Tax-Free Status (each, a “Tax Opinion”). The IRS Ruling is and any Tax Opinion were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of 3M and Solventum, including those relating to the past and future conduct of 3M and Solventum. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if any representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS Ruling and/or any Tax Opinion are inaccurate or not complied with by 3M, Solventum or any of their respective subsidiaries, the IRS Ruling and/or such Tax Opinion may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding 3M’s receipt of the IRS Ruling and any Tax Opinion, in each case, regarding U.S. Tax-Free Status, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS Ruling or such Tax Opinion was based are inaccurate or have not been complied with. In addition, the IRS Ruling does not address all of the issues that are relevant to determining whether the Spin-Off, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and any Tax Opinion represents the judgment of such advisor and is not binding on the IRS or any court and the IRS or a court may disagree with the conclusions in such Tax Opinion. Accordingly, notwithstanding 3M’s receipt of the IRS Ruling and the Tax Opinion(s), in each case, regarding U.S. Tax-Free Status, there can be no assurance that the IRS will not assert that the Spin-Off and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes, or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, 3M, Solventum and their shareholders could be subject to significant U.S. federal income tax liability.

If the Spin-Off and certain related transactions were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, 3M would recognize a taxable gain as if it had sold the Solventum common stock distributed to 3M shareholders in a taxable sale for its fair market value, and 3M shareholders who received Solventum common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the distribution and certain related transactions otherwise qualify as generally tax-free for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code, it may result in taxable gain to 3M (but not its shareholders) under Section 355(e) of the

Code if the distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in 3M or Solventum. For this purpose, any acquisitions of 3M or Solventum shares within the period beginning two years before the Spin-Off and ending two years after the distribution are presumed to be part of such a plan, although 3M or Solventum may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the IRS Ruling and the Tax Opinion(s), a sufficient change in ownership of 3M or Solventum may occur that could result in a material tax liability to 3M.

In addition, as part of the separation, and prior to the Spin-Off, 3M and its subsidiaries completed the internal reorganization, and 3M, Solventum and their respective subsidiaries incurred certain tax costs in connection with the internal reorganization, including non-U.S. tax costs resulting from transactions in non-U.S. jurisdictions, which may be material. With respect to certain transactions undertaken as part of the internal reorganization, 3M has requested and intends to obtain tax rulings in certain non-U.S. jurisdictions and/or opinions of external tax advisors, in each case, regarding the tax treatment of such transactions. Such tax rulings and opinions will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of 3M, Solventum or their respective subsidiaries. If any of these representations or statements is, or becomes, inaccurate or incomplete, or if 3M, Solventum or any of their respective subsidiaries do not fulfill or otherwise comply with any such undertakings or covenants, such tax rulings and/or opinions may be invalid or the conclusions reached therein could be jeopardized. Further, notwithstanding receipt of any such tax rulings and/or opinions, there can be no assurance that the relevant taxing authorities will not assert that the tax treatment of the relevant transactions differs from the conclusions reached in the relevant tax rulings and/or opinions. In the event any such tax rulings and/or opinions cannot be obtained or the relevant taxing authorities prevail with any challenge in respect of any relevant transaction, Solventum and 3M could be subject to significant tax liabilities.

Under the tax matters agreement that Solventum entered into with 3M, Solventum generally is required to indemnify 3M for any taxes resulting from the separation (and any related costs and other damages) to the extent such amounts resulted from (1) an acquisition of all or a portion of Solventum’s equity securities or assets, whether by merger or otherwise (and regardless of whether Solventum participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Solventum, or (3) certain of Solventum’s representations, covenants or undertakings being incorrect or violated. Any such indemnity obligations could be material. In addition, Solventum, 3M and each company’s respective subsidiaries may have incurred certain tax costs in connection with the separation, which may be material.

The transfer to Solventum of certain contracts, permits and other assets and rights may have required the consents or approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals were not obtained, Solventum may not be entitled to the full benefit of such contracts, permits and other assets and rights, which could increase its expenses or otherwise harm its business and financial performance.

The separation and distribution agreement provided that certain contracts, permits and other assets and rights were to be transferred from 3M or its subsidiaries to Solventum or its subsidiaries in connection with the separation. The transfer of certain of these contracts, permits and other assets and rights may have required consents or approvals of third parties or governmental authorities or provided other rights to third parties. In addition, in some circumstances, Solventum and 3M are joint beneficiaries of contracts, and Solventum and 3M may have needed the consents of third parties in order to split or separate the existing contracts or the relevant portion of the existing contracts to Solventum or 3M.

Some parties may use consent requirements or other rights to seek to terminate contracts or obtain more favorable contractual terms from Solventum, which, for example, could take the form of price increases. This could require Solventum to expend additional resources in order to obtain the services or assets previously provided under the contract or require Solventum to seek arrangements with new third parties or obtain letters of credit or other forms of credit support. If Solventum is unable to obtain required consents or approvals, it may be unable to obtain the benefits, permits, assets and contractual commitments that are intended to be allocated to Solventum as part of its separation from 3M, and Solventum may be required to seek alternative arrangements to obtain services and assets that may be more costly and/or of lower quality. The termination or modification of these contracts or permits or the failure to timely complete the transfer or separation of these contracts or permits could negatively affect Solventum’s business, financial condition, results of operations and cash flows.

The closing of the separation may be delayed in certain jurisdictions, or not occur at all, due to local regulatory requirements, which may adversely affect Solventum’s business, financial condition and results of operations.

The closing of the transfer of certain assets related to the Health Care Business in certain jurisdictions, as contemplated by the separation and distribution agreement may not occur at or prior to the distribution, if at all, due to local regulatory requirements. If Solventum is unable to obtain required approval of local regulators or otherwise comply with such local regulatory requirements to effect the separation in these jurisdictions, it may be unable to obtain the assets that are intended to be allocated to Solventum as part of its separation from 3M. The failure to timely complete the transfer of these local assets could negatively affect Solventum’s business, financial condition, results of operations and cash flows.

Satisfaction by Solventum of its post-distribution indemnification obligations or 3M’s failure to satisfy its post-distribution indemnification obligations could have a material adverse effect on Solventum’s financial condition, results of operations and cash flows.

Pursuant to the Separation and Distribution Agreement and certain other agreements that Solventum entered into with 3M in connection with the Spin-Off, 3M agreed to indemnify Solventum for certain liabilities, and Solventum agreed to indemnify 3M for certain liabilities. See “Certain Relationships and Related Party Transactions” in the Information Statement. Solventum could be negatively affected if it is required to make material payments pursuant to its indemnification obligations to 3M.

The indemnity from 3M may not be sufficient to protect Solventum against the full amount of such liabilities if, for example, 3M fails to fully satisfy its indemnification obligations. Moreover, even if Solventum ultimately succeeds in recovering from 3M any amounts for which it is held liable, Solventum may be temporarily required to bear these losses itself, requiring Solventum to divert cash that would otherwise have been used in furtherance of its operating business. In addition, third parties could also seek to hold Solventum responsible for any of the liabilities that 3M has agreed to retain. Each of these risks could have a material adverse effect on Solventum.

3M may not complete the ultimate separation of Solventum and may retain a significant ownership stake in Solventum for a period of time.

It is expected that 3M at some time in the future will dispose of its remaining ownership interest in Solventum, currently representing 19.9% of the outstanding Solventum common stock, at such time as 3M determines a disposition is warranted consistent with the business reasons for the retention of such common stock, which we expect will be in no event later than five years after the distribution, through one or more sales of such shares of Solventum common stock.

The disposition by 3M of its remaining ownership interest in Solventum may be subject to various conditions, including receipt of any necessary regulatory and other approvals and the existence of satisfactory market conditions. These conditions may not be satisfied or 3M may decide for any other reason not to consummate the disposition and instead retain a significant ownership interest in Solventum for a period of time, not exceeding five years. Satisfying the conditions relating to such disposition may require actions that 3M has not anticipated. Any delay by 3M in completing the disposition could have a material adverse effect on the market price for Solventum common stock.

Following the distribution, certain of Solventum’s directors and employees may have actual or potential conflicts of interest because of their financial interests in 3M or because of their previous positions with 3M.

Because of former positions with 3M, certain of Solventum’s executive officers and directors own equity interests in both Solventum and 3M. Continuing ownership of 3M shares and equity awards could create, or appear to create, potential conflicts of interest if Solventum and 3M face decisions that could have implications for both Solventum and 3M. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Solventum and 3M regarding the terms of the agreements governing the separation and distribution and Solventum’s relationship with 3M following the separation and distribution. Potential conflicts of interest may also arise out of any commercial arrangements that Solventum or 3M may enter into in the future.

Field of use allocations in the separation-related agreements may limit Solventum’s ability to fully exploit certain intellectual property, or may permit 3M to compete with Solventum using intellectual property owned by or licensed to Solventum. Solventum’s ability to compete may be further impacted by the non-competition provisions contained in the separation and distribution agreement.

The transaction agreements that 3M and Solventum entered into in connection with the separation contain certain field of use restrictions on the licenses granted between the parties. As a result, each of 3M and Solventum will be limited in its ability to fully exploit certain of its intellectual property rights in the other party’s exclusive fields. 3M and Solventum may each also have the right to, and may elect to, use certain intellectual property of the other party to compete with the other party in certain fields other than the other party’s exclusive fields.

Pursuant to the Separation and Distribution Agreement, and subject to specified exceptions, Solventum and 3M agreed not to compete in specified respects for a period of time after the distribution date. During the non-compete period, Solventum will be prohibited from manufacturing and/or selling certain products, or from selling its products to certain end users. This prohibition may negatively impact Solventum’s business during the non-compete period. The non-compete period is limited, and following the termination of such period, 3M could elect to compete with Solventum in the relevant fields or products.

Any of the foregoing may adversely impact demand for Solventum’s products or cause Solventum to lose market share, and could have an adverse effect on Solventum’s business, financial condition, results of operations and cash flows.

Risks Related to Solventum Common Stock

There is no assurance that an active trading market for Solventum common stock will develop or be sustained after the distribution and, following the distribution, the price of Solventum common stock may fluctuate significantly.

Solventum cannot guarantee that an active trading market will continue to develop or be sustained for Solventum common stock, nor can Solventum predict the prices at which shares of Solventum common stock may trade.

The prices at which shares of Solventum common stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant because it is a newly public company. The market price of Solventum common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in Solventum’s operating results;
•changes in earnings estimated by securities analysts or Solventum’s ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environment under which Solventum operates;
•actual or anticipated fluctuations in commodities prices;
•analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;
•whether Solventum common stock is included in stock market indices; and
•domestic and worldwide economic conditions, political and social conditions, including natural disasters or acts of nature, hostilities, acts of war, political upheaval, changes in government or administrations, sabotage or terrorism or military actions, disease outbreaks, epidemics or pandemics.

A significant number of shares of Solventum common stock may be sold by 3M or others, which may cause the Solventum stock price to decline.

Any sales of substantial amounts of Solventum common stock in the public market or the perception that such sales might occur may cause the market price of Solventum common stock to decline. Shares distributed to 3M shareholders in the separation are generally freely tradeable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), except for shares owned by Solventum’s “affiliates,” as that term is defined in Rule 405 under the Securities Act. Accordingly, 3M shareholders may sell large amounts of Solventum common stock in the open market, and Solventum is unable to predict whether and when such sales would occur.

Following the Spin-Off, 3M holds up to 19.9% of Solventum’s outstanding common stock. 3M currently plans to dispose of all of the Solventum common stock that it retains after the distribution through one or more sales of such shares (not later than five years after the distribution). Solventum agreed that, upon the request of 3M and pursuant to the terms of the stockholder’s and registration rights agreement, it will use its reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of Solventum’s common stock retained by 3M to the extent that 3M wishes to sell the shares of our common stock it retained in a registered offering. These shares will be restricted securities within the meaning of Rule 144 under the Securities Act and will also be eligible for resale by 3M in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. Any sales of substantial amounts of Solventum common stock in the public market by 3M or the perception that such sales might occur, in connection with the distribution or otherwise, may cause the market price of Solventum common stock to decline.

Your percentage of ownership in Solventum may be diluted in the future.

In the future, your percentage ownership in Solventum may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that Solventum will grant to its directors, officers and employees. Solventum employees will have stock-based awards that correspond to shares of Solventum common stock after the distribution as a result of conversion of their 3M stock-based awards. Such awards will have a dilutive effect on Solventum’s earnings per share, which could adversely affect the market price of Solventum common stock. From time to time, Solventum will issue additional stock-based awards to its employees under its employee benefits plans.

Because Solventum does not currently intend to pay any dividends on its common stock, holders of its common stock must rely on stock appreciation for any return on their investment. Solventum cannot guarantee the timing, declaration, amount or payment of dividends on its common stock.

Solventum does not currently anticipate paying a regular dividend on its common stock in the near future. The timing, declaration, amount and payment of any future dividend will be within the discretion of Solventum’s Board of Directors and will depend upon many factors, including Solventum’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of Solventum’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by Solventum’s Board of Directors. Moreover, if Solventum determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.

Anti-takeover provisions could enable Solventum’s Board of Directors to resist a takeover attempt by a third party and limit the power of its shareholders.

Solventum’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Solventum’s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
•until the annual stockholder meeting in 2028, Solventum’s Board of Directors will be divided into classes, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•as long as Solventum’s Board of Directors is classified, Solventum directors can be removed by stockholders only for cause;
•Solventum’s Board of Directors have the sole authority to fix the size of Solventum’s Board of Directors;
•Solventum’s Board of Directors have the authority to amend and repeal Solventum’s amended and restated bylaws without a stockholder vote;
•Solventum’s shareholders do not have a right to call a special meeting or act by written consent;
•Solventum’s amended and restated certificate of incorporation and amended and restated bylaws do not provide for cumulative voting in the election of directors;
•Solventum’s Board of Directors have the power to designate and issue, without any further vote or action by the Solventum shareholders, shares of preferred stock from time to time in one or more series;
•Solventum’s shareholders have to follow certain procedures and notice requirements in order to present certain proposals or nominate directors for election at shareholder meetings; and
•Solventum’s amended and restated certificate of incorporation contains exclusive forum provisions (as described in more detail in the following risk factor).

In addition, Solventum is subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

Solventum believes these provisions will protect Solventum shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with Solventum’s Board of Directors and by providing Solventum’s Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make Solventum immune from takeovers; however, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that Solventum’s Board of Directors determines is not in the best interests of Solventum and its shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of Solventum stock could trigger the application of Section 355(e) of the Code, causing the Spin-Off to be taxable to 3M. Under the tax matters agreement, Solventum would be required to indemnify 3M for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that Solventum shareholders may consider favorable.

Solventum’s amended and restated certificate of incorporation designates the state courts within the State of Delaware or the federal district courts of the United States as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Solventum shareholders, which could discourage lawsuits against Solventum and its directors and officers.

Solventum’s amended and restated certificate of incorporation provides that, unless Solventum (through approval of Solventum’s Board of Directors) consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (1) any derivative action brought on behalf of Solventum, (2) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of Solventum to Solventum or Solventum’s shareholders, (3) any action asserting a claim against Solventum or any director or officer or other employee of Solventum arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the Delaware General Corporation Law (“DGCL”) or Solventum’s amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), (4) any action asserting a claim against Solventum or any director or officer or other employee of Solventum governed by the internal affairs doctrine, which is a conflict of laws principle that recognizes that only one state should have the authority to regulate a corporation’s internal affairs, or (5) any action as to which the DGCL (as it may be amended from time to time) confers jurisdiction on the Court of Chancery of the State of Delaware. If and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). Solventum’s amended and restated certificate of incorporation further provides that, unless Solventum (through approval of Solventum’s Board of Directors) consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act. The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Although Solventum believes the exclusive forum provision benefits it by providing increased consistency in the application of law in the types of lawsuits to which it applies, the provision may limit the ability of Solventum shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with Solventum or its directors or officers and it may be costlier for Solventum shareholders to bring a claim in the Court of Chancery of the State of Delaware than other judicial forums, each which may discourage such lawsuits against Solventum and its directors and officers.

Although Solventum’s amended and restated certificate of incorporation includes this exclusive forum provision, it is possible that a court could rule that this provision is inapplicable or unenforceable. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Solventum may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect its business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
No matters require disclosure.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Solventum's website address is www.solventum.com. Investors and others should note that the Company announces material information to its investors using SEC filings, press releases, its investor relations website, public conference calls and webcasts. The Company uses these channels to communicate with investors, customers and the public about the Company, its products and other issues. The information on, or that may be accessed through, Solventum's website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

2.1
Separation and Distribution Agreement, dated as of March 31, 2024, by and between Solventum Corporation and 3M Company (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*

3.1	Amended and Restated Certificate of Incorporation of Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)
3.2	Amended and Restated Bylaws of Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)
10.1	Transition Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.2	Tax Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.3	Employee Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.4
Transition Distribution Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*+

10.5
Transition Contract Manufacturing Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (3M Company as contract manufacturer) (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*

10.6
Stockholder's and Registration's Rights Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*

10.7
Intellectual Property Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*

10.8	3M Trademark Use Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*+
10.9
Transitional Trademark Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*+

10.10	Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K , filed April 4, 2024)
10.11	Reverse Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.12	Solventum Corporate 2024 Long-Term Incentive Plan, as amended (incorporated by reference from Solventum Corporation's Registration Statement on Form S-8, filed April 1, 2024)
10.13	Solventum Annual Incentive Plan (incorporated by reference from Solventum Corporation's Form 8-K , filed April 4, 2024)
10.14	Solventum Executive Severance Plan (incorporated by reference from Solventum Corporation's Form 8-K , filed April 4, 2024)
10.15	Solventum VIP Excess Plan (incorporated by reference from Solventum Corporation's Registration Statement on Form S-8, filed April 1, 2024)
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________
+Certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission (the “SEC”) upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOLVENTUM CORPORATION
(Registrant)

Date: May 10, 2024
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)