Form 10-Q
period 2024-06-30
Solventum Corp
filed 2024-08-09
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common Stock, $0.01 par value per share	172,710,593 shares

SOLVENTUM CORPORATION
Form 10-Q for the Quarterly Period Ended June 30, 2024

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2024
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated and Combined Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share data)	2024	2023	2024	2023
Net sales of product	$1,605	$1,607	$3,158	$3,157
Net sales of software and rentals	476	469	939	930
Total net sales	2,081	2,076	4,097	4,087
Cost of product	823	762	1,548	1,514
Cost of software and rentals	121	125	240	247
Gross profit	1,137	1,189	2,309	2,326
Selling, general and administrative expenses	701	579	1,297	1,156
Research and development expenses	192	193	387	388
Total operating expenses	1,837	1,659	3,472	3,305
Operating income	244	417	625	782
Interest expense, net	114	—	153	—
Other expense (income), net	34	4	47	6
Income before income taxes	96	413	425	776
Provision for income taxes	7	92	99	162
Net income	$89	$321	$326	$614

Earnings per share:
Basic earnings per share	$0.51	$1.86	$1.89	$3.56
Diluted earnings per share	0.51	1.86	1.88	3.56
Weighted-average number of shares outstanding:
Basic	173.2	172.7	172.9	172.7
Diluted	173.5	172.7	173.1	172.7
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Net income	$89	$321	$326	$614
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	1	22	(85)	90
Defined benefit pension and postretirement plans adjustment	10	—	10	—
Cash flow hedging instruments	1	—	1	—
Total other comprehensive income (loss), net of tax	12	22	(74)	90
Comprehensive income	$101	$343	$252	$704
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Balance Sheets
(Unaudited)

	June 30,	December 31,
(Millions)	2024	2023
Assets
Current assets
Cash and cash equivalents	$897	$194
Accounts receivable — net of allowances of $83 and $82	1,028	1,313
Due from related parties	289	—
Inventories
Finished goods	500	453
Work in process	171	171
Raw materials and supplies	228	233
Total inventories	899	857
Other current assets	250	155
Total current assets	3,363	2,519
Property, plant and equipment — net	1,537	1,457
Goodwill	6,447	6,535
Intangible assets — net	2,724	2,902
Other assets	507	530
Total assets	$14,578	$13,943
Liabilities
Current liabilities
Accounts payable	$495	$477
Due to related parties	611	—
Unearned revenue	505	574
Other current liabilities	960	677
Total current liabilities	2,571	1,728
Long-term debt	8,306	—
Pension and postretirement benefits	315	166
Deferred income taxes	214	231
Other liabilities	305	152
Total liabilities	$11,711	$2,277
Commitments and contingencies (Note 11)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$—
Shares issued and outstanding - June 30, 2024: 172,710,593
Shares issued and outstanding - December 31, 2023: 0
Additional paid-in-capital	3,719	—
Retained earnings	89	—
Net parent investment	—	12,003
Accumulated other comprehensive income (loss) — net	(943)	(337)
Total equity	2,867	11,666
Total liabilities and equity	$14,578	$13,943
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)

Three Months Ended June 30, 2024 and June 30, 2023

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2024	—	$—	$—	$—	$4,809	$(958)	$3,851
Net income	—	—	—	89	—	—	89
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	1	1
Defined benefit pension	—	—	—	—	—	10	10
Cash flow hedging	—	—	—	—	—	1	1
Total other comprehensive income (loss), net of tax	—	—	—	—	—	12	12
Net transfers to 3M	—	—	—	—	(1,134)	3	(1,131)
Stock-based compensation	—	—	46	—	—	—	46
Issuance of common stock in connection with Spin-Off and reclassification of net parent investment	173	2	3,673	—	(3,675)	—	—
Balance at June 30, 2024	173	$2	$3,719	$89	$—	$(943)	$2,867

Balance at March 31, 2023	—	$—	$—	$—	$12,099	$(429)	$11,670
Net income	—	—	—	—	321	—	321
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	22	22
Defined benefit pension	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	—	—	—	—	—	22	22
Net transfers to 3M	—	—	—	—	(284)	—	(284)
Balance at June 30, 2023	—	$—	$—	$—	$12,136	$(407)	$11,729

Solventum Corporation
Condensed Consolidated and Combined Statements of Changes in Equity, Continued
(Unaudited)
Six Months Ended June 30, 2024 and June 30, 2023

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	—	$—	$—	$—	$12,003	$(337)	$11,666
Net income	—	—	—	89	237	—	326
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	(85)	(85)
Defined benefit pension	—	—	—	—	—	10	10
Cash flow hedging	—	—	—	—	—	1	1
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(74)	(74)
Net transfers to 3M	—	—	—	—	(8,571)	(532)	(9,103)
Stock-based compensation	—	—	46	—	6	—	52
Issuance of common stock in connection with Spin-Off and reclassification of net parent investment	173	2	3,673	—	(3,675)	—	—
Balance at June 30, 2024	173	$2	$3,719	$89	$—	$(943)	$2,867

Balance at December 31, 2022	—	$—	$—	$—	$12,239	$(497)	$11,742
Net income	—	—	—	—	614	—	614
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	90	90
Defined benefit pension adjustment	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	—	—	—	—	—	90	90
Net transfers to 3M	—	—	—	—	(717)	—	(717)
Balance at June 30, 2023	—	$—	$—	$—	$12,136	$(407)	$11,729
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$326	$614
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	272	278
Postretirement benefit plan expense	19	21
Stock-based compensation expense	60	26
Deferred income taxes	(56)	(69)
Changes in assets and liabilities
Accounts receivable	70	(30)
Due from related parties	131	—
Inventories	(57)	(5)
Accounts payable	132	30
Due to related parties	(229)	—
All other operating activities	129	10
Net cash provided by operating activities	797	875

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(160)	(136)
Net cash (used in) investing activities	(160)	(136)

Cash Flows from Financing Activities
Net transfers to 3M	(8,247)	(761)
Proceeds from long-term debt, net of issuance costs	8,303	—
Other — net	10	—
Net cash provided by (used in) financing activities	66	(761)

Effect of exchange rate changes on cash and cash equivalents	—	—

Net increase (decrease) in cash and cash equivalents	703	(22)
Cash and cash equivalents at beginning of year	194	61
Cash and cash equivalents at end of period	$897	$39
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Notes to the Condensed Consolidated and Combined Financial Statements
(Unaudited)
NOTE 1. Significant Accounting Policies
Organization and Description of Business
Solventum Corporation ("Solventum" or the "Company") was a carve-out business of 3M Company ("3M"). On April 1, 2024 (the "Distribution Date"), 3M completed the previously announced spin-off of Solventum Corporation (the "Spin-Off"). The Spin-Off was completed through a distribution of approximately 80.1% of the Company's outstanding common stock to holders of record of 3M's common stock as of the close of business on March 18, 2024 (the "Distribution"), which resulted in the issuance of 172,709,505 shares of common stock. As a result of the Distribution, the Company became an independent public company. Solventum's common stock is listed under the symbol "SOLV" on the New York Stock Exchange ("NYSE").
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
Basis of Presentation
The unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and present the historical results of operations, and comprehensive income for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and the financial position as of June 30, 2024 and December 31, 2023. The interim condensed consolidated and combined financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated and combined financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim periods are not necessarily indicative of results for the full year.
Effective April 1, 2024, the Company's financial statements are presented on a consolidated basis, as the Spin-Off from 3M was completed on such date. The unaudited financial statements for all periods following the Spin-Off are referred to as the "Condensed Consolidated Financial Statements." Prior to April 1, 2024, Solventum was a carve-out business of 3M Company. The Company's financial statements prior to April 1, 2024 were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of 3M, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by 3M. The historical financial statements of the Company prior to April 1, 2024, are referred to as the "Condensed Combined Financial Statements".
All intercompany transactions and balances within Solventum have been eliminated. These unaudited condensed consolidated and combined financial statements include certain transactions with 3M, which are disclosed as related party transactions in Note 14 "Related Parties".
The unaudited condensed consolidated and combined financial statements and related footnotes as of and for the three and six months ended June 30, 2024 should be read in conjunction with the audited combined financial statements as of and for the year ended December 31, 2023 contained in Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (the "SEC") on March 11, 2024, which became effective on March 13, 2024 (the "Information Statement").

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

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $150 million and $390 million of the December 31, 2023 balance were recognized as revenue during the three and six months ended June 30, 2024, while approximately $155 million and $360 million of the December 31, 2022 balance were recognized as revenue during the three and six months ended June 30, 2023.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $148 million and $294 million for the three and six months ended June 30, 2024, and $153 million and $298 million for the three and six months ended June 30, 2023, respectively.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2024 or 2023. Additionally, no customers accounted for more than 10% of accounts receivable as of June 30, 2024 and one customer accounted for approximately 10% of the accounts receivable at December 31, 2023.

NOTE 3. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the six months ended June 30, 2024.
The goodwill balance by business segment follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	Purification and Filtration	Total
Balance as of December 31, 2023	$3,685	$458	$873	$1,519	$6,535
Translation impact	(47)	(10)	(1)	(30)	(88)
Balance as of June 30, 2024	$3,638	$448	$872	$1,489	$6,447

Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets are as follows:

	June 30,	December 31,
(Millions)	2024	2023
Customer related intangible assets	$2,727	$2,734
Patents and other technology-based intangible assets	1,896	1,897
Tradenames and other amortizable intangible assets	730	705
Total gross carrying amount	5,353	5,336

Accumulated amortization — customer related	(1,145)	(1,081)
Accumulated amortization — patents and other technology-based	(1,140)	(1,055)
Accumulated amortization — tradenames and other	(344)	(323)
Total accumulated amortization	(2,629)	(2,459)

Total finite-lived intangible assets — net	2,724	2,877

Indefinite lived intangible assets	—	25
Total intangible assets — net	$2,724	$2,902
In June 2024, the Company made the decision to start phasing out the use of a tradename within its Dental Solutions business. This tradename, which was categorized as indefinite-lived as of December 31, 2023, has been reclassified to finite-lived as of June 30, 2024 in the table above. The tradename will be amortized over the phase-out period and the expected amortization is included in the table below.

Amortization expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Amortization expense	$86	$92	$173	$184
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2024 is as follows:

(Millions)	Remainder of 2024	2025	2026	2027	2028	2029	After 2029
Amortization expense	$176	$324	$319	$315	$310	$272	$1,008

NOTE 4. Other Current Liabilities
Other current liabilities included in the condensed consolidated and combined balance sheets consist of the following:

	June 30,	December 31,
(Millions)	2024	2023
Other current liabilities
Accrued compensation	$198	$209
Accrued rebates	142	206
Accrued interest	148	—
Other	472	262
Total other current liabilities	$960	$677

NOTE 5. Property, Plant, and Equipment - Net
Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
(Millions)	2024	2023
Property, plant and equipment - at cost
Buildings and leasehold improvements	$930	$937
Machinery and equipment	2,121	2,081
Construction in progress	414	320
Gross property, plant and equipment	3,465	3,338
Accumulated depreciation	(1,928)	(1,881)
Property, plant and equipment - net	$1,537	$1,457
Depreciation expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Depreciation expense	$40	$34	$84	$79

NOTE 6. Comprehensive Income Information
Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) attributable to Solventum ("AOCI"), including the reclassifications out of AOCI by component:
Three months ended June 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024, net of tax:	$(433)	$(525)	$—	$(958)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(25)	—	2	(23)
Amounts reclassified out	26	13	—	39
Total other comprehensive income (loss), before tax	1	13	2	16
Tax effect	—	(3)	(1)	(4)
Total other comprehensive income (loss), net of tax	1	10	1	12
Transfers from 3M, net of tax	—	3	—	3
Balance at June 30, 2024, net of tax:	$(432)	$(512)	$1	$(943)

Three months ended June 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension Plans	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023, net of tax:	$(436)	$7	$(429)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	22	—	22
Amounts reclassified out	—	—	—
Total other comprehensive income (loss), before tax	22	—	22
Tax effect	—	—	—
Total other comprehensive income (loss), net of tax	22	—	22
Transfers from 3M, net of tax	—	—	—
Balance at June 30, 2023, net of tax:	$(414)	$7	$(407)
Six months ended June 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(347)	$10	$—	$(337)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(123)	—	2	(121)
Amounts reclassified out	38	13	—	51
Total other comprehensive income (loss), before tax	(85)	13	2	(70)
Tax effect	—	(3)	(1)	(4)
Total other comprehensive income (loss), net of tax	(85)	10	1	(74)
Transfers from 3M, net of tax	—	(532)	—	(532)
Balance at June 30, 2024, net of tax:	$(432)	$(512)	$1	$(943)
Six months ended June 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension Plans Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022, net of tax:	$(504)	$7	$(497)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	90	—	90
Amounts reclassified out	—	—	—
Total other comprehensive income (loss), before tax	90	—	90
Tax effect	—	—	—
Total other comprehensive income (loss), net of tax	90	—	90
Transfers from 3M, net of tax	—	—	—
Balance at June 30, 2023, net of tax:	$(414)	$7	$(407)

NOTE 7. Income Taxes

The Company's income tax provision through March 31, 2024 was prepared on a separate return basis. The income tax provision post Spin-Off is prepared based on a stand-alone basis.

The effective tax rates for the three months ended June 30, 2024 and 2023 were 7.3% and 22.3%, respectively. The decrease in our effective tax rate is primarily due to a favorable change in the jurisdictional mix of earnings.

The effective tax rates for the six months ended June 30, 2024 and 2023 were 23.3% and 20.9% , respectively. The increase in our effective tax rate is primarily due to the tax impact of legal entity restructuring in connection with the Spin-Off in 2024.

In 2021, the Organisation for Economic Co-operation and Development (OECD) announced Pillar Two Model Rules which call for the taxation of large multinational corporations at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal 2024 or announced their plans to enact legislation in future years. The Company's income tax provision for the six months ended June 30, 2024, reflects currently enacted legislation and guidance related to the OECD model rules.

The Company's income tax provision or benefit for the interim periods is determined based on an estimated annual effective tax rate, adjusted for discrete items. Because significant foreign earnings are generated by the Company's subsidiaries organized in jurisdictions with lower statutory tax rates, the Company's estimated annual effective tax rate may be materially impacted if earnings in these lower-tax jurisdictions fluctuate.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, the Company continues to maintain a valuation allowance to reduce its deferred tax assets to the amount realizable. As of June 30, 2024 and December 31, 2023, valuation allowances were $21 million and $56 million, respectively. The decrease is primarily due to separation-related adjustments in connection with the Spin-Off on April 1, 2024, which is reflected in the statements of changes in equity.

NOTE 8. Long-Term Debt and Short-Term Borrowings
Carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of June 30, 2024 consisted of the following:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				June 30, 2024
$500 million eighteen month senior term loan credit facility	USD Floating	6.80%	2025	$499
$1 billion three year senior term loan credit facility	USD Floating	6.80	2027	979
$1 billion 5.45 percent three year senior notes	USD Fixed	5.62	2027	994
$1.5 billion 5.40 percent five year senior notes	USD Fixed	5.58	2029	1,486
$1 billion 5.45 percent seven year senior notes	USD Fixed	5.60	2031	990
$1.65 billion 5.60 percent ten year senior notes	USD Fixed	5.70	2034	1,635
$1.25 billion 5.90 percent thirty year senior notes	USD Fixed	5.99	2054	1,231
$500 million 6.00 percent forty year senior notes	USD Fixed	6.09	2064	492
Other borrowings				—
Total long-term debt				8,306
Less: current portion of long-term debt				—
Long-term debt (excluding current portion)				$8,306

Senior Notes
On February 27, 2024, the Company issued six series of senior notes with a combined aggregate principal amount of $6.9 billion: $1 billion aggregate principal amount of 5.45% senior notes due 2027, $1.5 billion aggregate principal amount of 5.40% senior notes due 2029, $1 billion aggregate principal amount of 5.45% senior notes due 2031, $1.65 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 aggregate principal amount of 5.90% senior notes due 2054, and $0.5 billion aggregate principal amount of 6.00% senior notes due 2064 (together the "Senior Notes"). Interest payments on the Senior Notes are due semi-annually until maturity, with the first payment due in August 2024. The Company recorded $62 million of debt issuance costs related to the Senior Notes. Debt issuance costs are presented as a reduction of debt in the condensed consolidated and combined balance sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method.
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
The Company’s senior notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the "Indenture"). The Indenture contains certain customary affirmative and negative covenants, including restrictions on the Company’s ability to consolidate, merge, convey, transfer or lease substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which, the senior notes may be declared immediately due and payable.
Credit Facilities
On February 16, 2024, the Company entered into credit agreements providing for:
•a five year senior unsecured revolving credit facility in an aggregate committed amount of $2.0 billion expiring in 2029 (the "5-year Revolving Credit Facility"); and
•an eighteen month senior unsecured term loan credit facility in the aggregate principal amount of $500 million and a three year senior unsecured term credit loan facility in the aggregate principal amount of $1.0 billion (together the "Term Loan Credit Facilities", and together with the 5-Year Revolving Credit Facility, the "Credit Facilities").
The Company intends to use the Credit Facilities for general corporate purposes. At June 30, 2024, there are no amounts outstanding under the 5-year Revolving Credit Facility. On March 7, 2024, the Company drew on the Term Loan Credit Facilities in the amount of $1.48 billion. These Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate ("SOFR") index.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows Solventum to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of June 30, 2024.
Future Maturities of Long-term Debt: The contractual maturities of long-term debt for the periods subsequent to June 30, 2024 are as follows (in millions):

Remainder of 2024	2025	2026	2027	2028	2029	After 2029	Total
$—	$500	$—	$1,980	$—	$1,500	$4,400	$8,380

Financial Instruments Not Measured at Fair Value
At June 30, 2024, the estimated fair value of the Company’s Senior Notes was $8.3 billion compared to a carrying value of $8.3 billion. The Company did not have any outstanding debt obligations at December 31, 2023. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts.

NOTE 9. Pension and Postretirement Benefit Plans
Transfer of Solventum Sponsored Pension and Postretirement Benefit Plans
Historically, certain employees of Solventum participated in U.S. and non-U.S. retirement plans sponsored by 3M. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, 3M committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. During March 2024, in advance of the Spin-Off, all U.S. and most remaining 3M sponsored non-U.S. pension and postretirement plan obligations and assets were legally transferred to Solventum from 3M Company, except for certain assets held back within the 3M sponsored pension plan for regulatory purposes. Assets not yet delivered from 3M sponsored pension plans are already recognized within the Company's pension assets. These plans included the U.S. defined benefit pension plans as well as postretirement health care and life insurance benefits for U.S. employees who reach a retirement age while employed by the Company and were employed prior to January 1, 2016. Additionally, seven international plans covering employees in four countries were transferred to Solventum from 3M Company during March 2024.
As these plans are sponsored by Solventum, they are accounted for as single employer plans. Therefore, the funded status is reflected in the condensed consolidated and combined balance sheets, and the net periodic benefit costs are included in the condensed consolidated and combined statements of income.
The Company has made deposits for its defined benefit plans with independent trustees. In certain non-U.S. jurisdictions, trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For the U.S. postretirement health care benefit plan, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
The service cost component of defined benefit net periodic benefit cost is recorded in costs of product; costs of software and rentals; selling, general and administrative; and research and development. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2024 and 2023 follow:
Three months ended June 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$7	$—	$5	$—	$1	$—
Non-operating expense
Interest cost	23	—	5	—	3	—
Expected return on plan assets	(34)	—	(5)	—	(2)	—
Amortization of prior service benefit	(1)	—	—	—	(1)	—
Amortization of net actuarial loss	14	—	—	—	1	—
Total non-operating expense (benefit)	2	—	—	—	1	—
Total net periodic benefit cost (benefit)	$9	$—	$5	$—	$2	$—

Six months ended June 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$7	$—	$9	$—	$1	$—
Non-operating expense
Interest cost	23	—	10	—	3	—
Expected return on plan assets	(34)	—	(10)	—	(2)	—
Amortization of prior service benefit	(1)	—	—	—	(1)	—
Amortization of net actuarial loss	14	—	—	—	1	—
Total non-operating expense (benefit)	2	—	—	—	1	—
Total net periodic benefit cost (benefit)	$9	$—	$9	$—	$2	$—

NOTE 10. Derivatives
Prior to April 1, 2024, Solventum indirectly participated in 3M’s centrally managed hedging program, which utilizes a number of tools to manage currency risk including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also used financial hedges to mitigate currency risk. During the quarter ended June 30, 2024, Solventum established its own hedging program.

Cash Flow Hedges - For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.
Cash Flow Hedging - Foreign Currency Forward Contracts: The Company enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Solventum may de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously included in accumulated other comprehensive income for de-designated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after de-designation are recorded in earnings. The maximum length of time over which Solventum hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.
As of June 30, 2024, the Company had a balance of $1 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Based on exchange rates as of June 30, 2024 of the total after-tax net unrealized balance as of June 30, 2024, Solventum expects to reclassify approximately $1 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Foreign currency forward contracts	$2	$—	$2	$—

Statement of Income Location and Impact of Cash Flow Derivative Instruments
There was no impact to income related to derivative instruments designated in cash flow hedging relationships in the three and six months ended June 30, 2024.

Location, Fair Value, and Gross Notional Amounts of Derivative Instruments
The following tables summarize the fair value of Solventum’s derivative instruments and their location in the condensed consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates.

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	June 30,	December 31,		June 30,	December 31,		June 30,	December 31,
	2024	2023		2024	2023		2024	2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	$172	$—	Other current assets	$2	$—	Other current liabilities	$—	$—
Foreign currency forward contracts	—	—	Other assets	—	—	Other liabilities	—	—
Total derivatives designated as hedging instruments	$172	$—		$2	$—		$—	$—
The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward contracts. Solventum has determined that foreign currency forward contracts will be considered level 2 measurements. Solventum uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates and volatilities. Derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are Solventum’s primary source for forward and spot rate information for interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments: The Company is exposed to credit loss in the event of nonperformance by counterparties in forward contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. Solventum enters into master netting arrangements with counterparties, which may allow each counterparty to net settle amounts owed between a Solventum entity and the counterparty as a result of multiple, separate derivative transactions. The Company does not anticipate nonperformance by any of these counterparties.
Solventum has elected to present the fair value of derivative assets and liabilities within the Company’s condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Solventum determined that the impact of the amount of eligible offsetting derivative assets and liabilities was not material if it had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the Solventum entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. For the periods presented, Solventum has not received cash collateral from derivative counterparties.

NOTE 11. Commitments and Contingencies
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
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the second quarter of 2024 and 2023, the Company recognized $5 million and $2 million in legal charges, respectively, and during the first six months of 2024 and 2023, the Company recognized $5 million and $1 million in legal charges, respectively. At June 30, 2024 and December 31, 2023, accrued litigation charges were $28 million and $23 million, respectively.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, the Company may ultimately incur charges substantially in excess of presently recorded liabilities, including with respect to matters for which no accruals are currently recorded because losses are not currently probable and reasonably estimable. Many of the matters described herein are at varying stages, seek an indeterminate amount of damages or seek damages in amounts that the Company believes are not indicative of the ultimate losses that may be incurred. It is not uncommon for claims to be resolved over many years. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions that purport to quantify an amount of alleged damages, but with which the Company may not agree. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. However, even when a loss or range of loss is not probable and reasonably estimable, developments in, or the ultimate resolution of, a matter could be material to the Company and could have a material adverse effect on the Company, its consolidated financial position, results of operations and cash flows. In addition, future adverse rulings or developments, or settlements in, one or more matters could result in future changes to determinations of probable and reasonably estimable losses in other matters.
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
3M is a named defendant in over 7,200 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement, dated as of March 31, 2024, by and between Solventum and 3M (the "Separation and Distribution Agreement"), Solventum has agreed to indemnify 3M for uninsured liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.
The U.S. Judicial Panel on Multidistrict Litigation ("JPML") consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation ("MDL") proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. 3M sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In May 2022, the U.S. Supreme Court declined 3M's February 2022 request to review the Eighth Circuit court's decision. Separately, in August 2021, the Eighth Circuit court affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court in 2023 assigned a new mediator to facilitate discussions of the litigation and possible resolution. The MDL court denied plaintiffs’ April 2023 motion to disqualify the judge and magistrate judge overseeing the MDL. The parties, working with the new mediator, agreed on a bellwether process, selecting 34 cases. The MDL court transferred the non-Minnesota bellwether cases during April 2024. A case transferred to the Eastern District of Pennsylvania has been set for trial on December 16, 2024. Eleven of the bellwether cases have now been voluntarily dismissed by plaintiffs.
In addition to the federal MDL cases, there are eight state court cases relating to the Bair Hugger patient warming systems. Two are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and the verdict was affirmed on appeal in June 2024. The plaintiff has filed a request for further review by the Missouri Supreme Court. The other Missouri case is scheduled for trial in September 2024. There is one case in Etowah County, Alabama that combines Bair Hugger product liability claims with medical malpractice claims. It is set for trial in November 2024. A Texas case that 3M removed to federal court was remanded to state court in January 2024, a Pennsylvania case was remanded to state court in April 2024, and two Montana cases were remanded to state court in June 2024. Finally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in knee and hip replacement surgeries involving medically obese people in Minnesota from May 2017 to the present. Discovery is underway and the case is scheduled to be ready for trial in the fourth quarter of 2025.

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
The government inquiry followed two qui tam actions filed in 2008 by two former employees against Kinetic Concepts, Inc. and KCI USA, Inc. (collectively, the "KCI Defendants") under seal in the U.S. District Court for the Central District of California. One qui tam action (the Godecke case) was dismissed in January 2022. In the remaining action (the Hartpence case), the complaint contains allegations that the KCI Defendants violated the federal False Claims Act by submitting false or fraudulent claims to federal healthcare programs by billing for 3M V.A.C. Therapy in a manner that was not consistent with the Local Coverage Determinations issued by the Durable Medical Equipment Medicare Administrative Contractors and seeks monetary damages.
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
As a result of a mediation held in November 2023, the relator-plaintiff and KCI reached an agreement in principle to settle the case and resolve all the remaining claims in this action, including the dismissal of the relator-plaintiff’s complaint with prejudice, subject to the agreement of the government and the parties’ negotiation and agreement of all remaining terms of the settlement. The KCI Defendants and relator-plaintiff have jointly requested that the court continue to hold in abeyance any hearing on the KCI Defendants’ pending Renewed Motion for Summary Judgment and any further proceedings in this case, to allow the parties to confer with counsel for the government and negotiate the remaining terms of the settlement agreement. The KCI Defendants and the relator-plaintiff submitted an updated status report to the court during January 2024 and another status report in July 2024. Under the terms of the Separation and Distribution Agreement, Solventum has agreed to indemnify 3M for liabilities related to this matter, to manage the litigation, and pay for related legal expenses.
For the matters described in this section for which a liability has been recorded, the amount recorded is included in the disclosed amounts in the preceding "Process for Disclosure and Recording of Liabilities Related to Legal Proceedings" section and are not material to the Company’s consolidated results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Warranties/Guarantees
The Company has not issued any material financial guarantees of loans with third parties or other guarantee arrangements. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.

NOTE 12. Earnings Per Share
Earnings Per Share
Prior to the completion of the Spin-Off from 3M, the Company had no common shares issued and outstanding. On April 1, 2024, there were 172,709,505 shares of Solventum common stock issued and outstanding as part of the Distribution. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For the three and six months ended June 30, 2023, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no equity awards of Solventum outstanding prior to the Spin-Off.
The computations for basic and diluted earnings per share follow:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$89	$321	$326	$614

Denominator:
Weighted average common shares outstanding – basic	173.2	172.7	172.9	172.7
Dilution associated with stock-based compensation plans	0.3	—	0.2	—
Weighted average common shares outstanding – diluted	173.5	172.7	173.1	172.7

Basic earnings per share	$0.51	$1.86	$1.89	$3.56
Diluted earnings per share	$0.51	$1.86	$1.88	$3.56

NOTE 13. Stock-Based Compensation
Prior to the Spin-Off, certain eligible employees were awarded incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (RSUs), performance share units (PSUs) and other stock awards under 3M's Amended and Restated 2016 Long-Term Incentive Plan (3M Company Plan). Stock-based compensation granted pursuant to the 3M Company Plan was based on 3M’s common stock.
In March 2024, 3M's Board of Directors approved the 2024 Long-Term Incentive Plan (Solventum 2024 Plan) providing for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, RSUs, PSUs, and other stock or cash-based awards to eligible employees and non-employee directors. Stock-based compensation granted pursuant to the 2024 Long-Term Incentive Plan is based on Solventum's stock. The maximum shares that can be issued under the Solventum 2024 Plan is 13,000,000 shares.
In connection with the Spin-Off, all awards granted under the 3M Company Plan for Solventum employees were converted into equivalent awards under the Solventum 2024 Plan subsequent to the Spin-Off in April 2024. This stock award modification at Spin-Off resulted in expense of $19 million in the three months ended June 30, 2024.
Stock-Based Compensation Expense
Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, RSUs, and PSUs, are provided in the following table. Capitalized stock-based compensation amounts were not material.

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Cost of sales	$8	$2	$9	$6
Selling, general and administrative expenses	36	4	39	14
Research, development and related expenses	12	2	12	6
Stock-based compensation expenses	56	8	60	26
Income tax benefits	(10)	(2)	(8)	(6)
Stock-based compensation expenses (benefits), net of tax	$46	$6	$52	$20

NOTE 14. Related Parties
Related Party Transactions Prior to Spin-Off
Prior to the Spin-Off, the Company participated in centralized 3M treasury programs. This arrangement was not reflective of the manner in which the Company would have financed its operations had it been a standalone business separate from 3M during the periods presented prior to April 1, 2024. All adjustments relating to certain transactions among the Company and 3M, which include the transfer of the balance of cash to and from 3M, transfer of the balance of cash held in centralized cash management arrangements to and from 3M, and pushdown of all costs of doing business that were paid on behalf of the Company by 3M, are excluded from the asset and liability balances in the condensed combined balance sheets and have instead been reported within Net parent investment as a component of equity.
Corporate Allocations
The condensed combined statements of income for periods prior to April 1, 2024 include general corporate expenses of 3M for services provided by 3M for certain corporate and shared service functions that were provided on a centralized basis, including the use of shared assets. Expenses had been included on a direct usage basis where costs were specifically identifiable to Solventum or allocated based on the Company’s pro rata proportion of 3M's revenue.
Management believes that the expense allocations were determined on a basis that was a reasonable reflection of the utilization of services provided for or the benefit received by the Company during each of the periods presented prior to April 1, 2024. The amounts that would have been incurred on a standalone basis could materially differ from the amounts allocated. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. There was no expense allocation activity after the April 1, 2024 Spin-Off date.
3M expense allocations were recorded in the condensed combined statements of income within the following captions:

	Three months ended June 30,	Six months ended June 30,
(Millions)	2023	2024	2023
Costs of product	$20	$15	$35
Costs of software and rentals	—	—	—
Selling, general and administrative	179	177	365
Research and development	27	28	55
Total	$226	$220	$455
Related Party Transactions After Spin-Off
Separation and Distribution Agreement and Other Related Party Transactions with 3M
In connection with the Spin-Off on April 1, 2024, the Company entered into or adopted several agreements that provide a framework for Solventum's relationship with 3M after the separation and distribution. These include, but are not limited to, the following which had activity during the second quarter of 2024:
•Separation and Distribution Agreement - The separation and distribution agreement contains key provisions related to the separation of Solventum from 3M, including the transfer of assets and assumptions of liabilities. In connection with this agreement, certain assets and liabilities included in the Company's condensed combined balance sheet as of March 31, 2024 were retained by 3M and certain assets and liabilities not included in the Company's condensed combined balance sheet as of March 31, 2024 were transferred to Solventum as of the date of separation. Separation related adjustments resulted in a decrease to net assets and total equity of $1.1 billion and are reflected in the "Net transfers to 3M" line item of the condensed consolidated and combined statements of changes in equity. The impact on net assets primarily represent liabilities payable to 3M for services received prior to Spin-Off as well as cash and accounts receivable retained by 3M.
•Transition Agreements - Transition services agreements include services that 3M will provide to Solventum and its affiliates, and Solventum and its affiliates will provide to 3M and its affiliates, on an interim, transitional basis.
1) Transition services agreement. Includes various services, including, but not limited to, information technology support and access, logistics services, certain finance support functions, compliance reporting, human resources and toxicology laboratory support services. The transition services agreement has an overall term of two years.
2) Transition distribution services agreement. Provides that 3M and its affiliates will retain inventories of and purchase certain Solventum products from Solventum and its subsidiaries and distribute those products to Solventum's customers. The transition distribution services agreement has an overall term of two years, with shorter terms for individual countries.
3) Transition contract manufacturing agreement. Solventum and 3M will manufacture certain products of the other party at specified manufacturing sites and will supply such products to the other party, in each case on a transitional basis to allow for the orderly exit of production at the supplier site and relocation. The transition contract manufacturing agreement has an overall term of three years, with the terms of individual services ranging from eighteen to thirty-six months.
For the three months ended June 30, 2024, Solventum recognized $88 million in expense related to transition agreements between the Company and 3M and its affiliates.
•Tax Matters Agreement - The agreement governs the parties’ respective rights, responsibilities and obligations with respect to taxes (including responsibility for taxes, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters). In addition, the tax matters agreement imposes certain restrictions on Solventum and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the distribution and certain related transactions.
•Employee Matters Agreement - The agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters. The employee matters agreement provides that, unless otherwise specified, each party will be responsible for liabilities associated with current and former employees of such party and its subsidiaries. For the U.S. qualified and non-qualified defined benefit pension plans, Solventum established plans that mirror the corresponding 3M plans and assumed all obligations under 3M’s plans for the accrued benefits of current and former Solventum employees. The employee matters agreement also governs the terms of equity-based awards granted by 3M prior to separation.
•Real Estate License Agreements - Solventum or one of its affiliates, as licensee, has entered into certain real estate license agreements with 3M or one of its affiliates, as licensor, pursuant to which Solventum will be able to continue to use certain premises owned or leased by 3M for a limited period of time following the distribution date. Pursuant to the real estate license agreements, 3M will provide customary building services to the licensee consistent with the property’s use prior to the separation, including, without limitation, basic utilities, janitorial and trash removal services, maintenance services and employee amenities. The terms of the real estate license agreements are generally two years or less.
•Master Supply Agreements - 3M and Solventum entered into master supply agreements in connection with the separation under which each agrees to supply the other with certain products. The term of the master supply agreements will initially be three years, which will extend automatically, with the length of the term extension subject to the parties' ability to identify a third-party supplier, and the ability for such third-party supplier to provide validated production samples. Revenue recognized from sales to 3M and related cost of sales were $10 million and $8 million, respectively, for both the three and six months ended June 30, 2024.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the Transition Services Agreement, Transition Distribution Services Agreement, Transition Contract Manufacturing Agreements and Master Supply Agreements, reported on the Company's condensed consolidated and combined financial statements:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2024	2023	2024	2023
Net sales of product	$10	$—	$10	$—
Cost of product	30	—	30	—
Selling, general and administrative expenses	72	—	72	—
Research and development expenses	3	—	3	—

Current amounts due from and due to 3M under various agreements described above are recognized within the "Due from related parties" and "Due to related parties", as applicable, in the condensed consolidated and combined financial statements. Non-current amounts due to 3M were approximately $60 million at June 30, 2024 and were recognized in "Other liabilities" in the consolidated balance sheet.
Net Parent Investment
Net transfers to 3M are included within Net parent investment in the condensed consolidated and combined statements of changes in equity and within financing activities in the condensed combined statements of cash flows and represent the net effect of transactions between the Company and 3M.
The reconciliation of net transfers to 3M between the condensed consolidated and combined changes in equity and the condensed consolidated and combined statements of cash flows are as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Net transfers to 3M on the condensed consolidated and combined changes in equity	$(1,134)	$(284)	$(8,571)	$(717)
Stock compensation expense	—	(8)	(4)	(26)
Multiemployer pension expense	—	(9)	(5)	(18)
Net balances transferred from 3M	$738	$—	$333	$—
Net transfers to 3M on the condensed consolidated and combined statements of cash flows	$(396)	$(301)	$(8,247)	$(761)

NOTE 15. Business Segments

Operating segments include components of an enterprise where separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker ("CODM") for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. The Company's operating activities are managed through four operating segments: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. There have been no changes to the composition of the segments or to financial information reported within each of the business segments. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Transactions among reportable segments are recorded at cost. No operating segments have been aggregated to form reportable segments.
Corporate and Unallocated includes amortization of acquired intangible assets, restructuring and related charges, benefits or costs related to capitalized manufacturing variances, Spin-Off and separation related costs and other net costs that the Company chose not to allocate directly to its business segments. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone Company, including system implementations, manufacturing relocation, legal entity separation, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs.
Corporate and Unallocated also includes sales and cost of sales related to products supplied to 3M and other supply agreements related to legacy 3M business and assumed by the Company at Spin-Off. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Business segment operating income is reconciled to total operating income and pre-tax income below.
Consistent accounting policies have been applied by all segments for all reporting periods. A description of our reportable segments has been provided in Note 1 to the audited combined financial statements within the Company's Information Statement dated March 11, 2024.

Business Segment Information

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2024	2023	2024	2023
MedSurg	$1,162	$1,161	$2,281	$2,284
Dental Solutions	$331	$351	666	692
Health Information Systems	$328	$316	645	632
Purification and Filtration	$238	$248	483	479
Corporate and Unallocated	$22	$—	$22	$—
Total Company	$2,081	$2,076	$4,097	$4,087

	Three months ended June 30,		Six months ended June 30,
Operating Performance (Millions)	2024	2023	2024	2023
MedSurg	$214	$269	$435	$522
Dental Solutions	90	124	200	235
Health Information Systems	111	96	212	190
Purification and Filtration	19	50	58	86
Total business segment operating income	434	539	905	1,033
Corporate and Unallocated:
Amortization expense	(86)	(92)	(173)	(184)
Other corporate and unallocated	(104)	(30)	(107)	(67)
Total Corporate and Unallocated	(190)	(122)	(280)	(251)
Total Company operating income	244	417	625	782

Interest expense, net	114	—	153	—
Other expense/(income), net	34	4	47	6
Income before income taxes	$96	$413	$425	$776

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated and combined financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum Corporation ("Solventum," or the "Company") for the six months ended June 30, 2024 and 2023. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form 10 as filed with the Securities and Exchange Commission (the "SEC") on March 11, 2024, which became effective on March 13, 2024 (the "Information Statement"). This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” Actual results may differ materially from these expectations. See "Cautionary Note Regarding Forward-Looking Statements."
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. Certain columns and rows within tables may not add up due to the use of rounded numbers.
Unless the context otherwise requires, references to "Solventum" and the "Company" refer to (i) 3M's Health Care Business prior to the Spin-Off as a carve-out business of 3M with related condensed combined financial statements and (ii) Solventum Corporation and its subsidiaries following the Spin-Off with related condensed consolidated financial statements.
Transition to Standalone Company
Solventum utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical combined financial statements and condensed combined financial statements. The condensed combined financial statements herein for periods prior to the Spin-Off may not be indicative of the Company's future performance, do not necessarily include the actual expenses that would have been incurred by Solventum, and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the historical periods presented.
In particular, Solventum benefited from 3M’s long operating history, reputation and well-known brand. Following the separation, Solventum is operating under its own brand, and accordingly may be negatively impacted due to the loss of benefits conferred by 3M’s brand recognition and reputation. In addition, the debt obligations incurred by Solventum in connection with the separation will adversely affect its profitability and could affect its ability to use its cash flow for investing in the business, strategic transactions, including mergers and acquisitions, and returning capital. See Note 1, "Organization and Basis of Presentation" to the condensed consolidated and combined financial statements and Item II, Part 1A "Risk Factors" for additional information.
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
References are made to organic sales change, which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures. Other, as comprised in the tables below, include acquisition and divestiture-related activities. Acquisitions include non-health care related supply agreements that conveyed from 3M to the Company at Spin-Off and sales from new supply agreements with 3M that commenced at Spin-Off. Divestiture impacts include lost sales from the sale of the Company's dental anesthetics business that was sold in August 2023 as well as lost sales of certain health care businesses retained by 3M India in connection with the Spin-Off. Solventum believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Sales and operating income by business segment:
The following tables contain sales and operating results by business segment for all periods presented. The Company's use of the term "NM" reflects results considered not material due to not having material activity in comparable prior years. Refer to the section entitled "—Performance by Business Segment" below for discussion of sales change and operating performance. Refer to Note 15 to the condensed consolidated and combined financial statements for additional information on business segments.
Sales by Business Segment

	Three months ended June 30,
	2024	2023	Sales Change 2024 vs 2023
(Dollars in millions)	Net Sales	Net Sales	Total Sales Change	Translation	Other	Organic Sales
Segment Sales
MedSurg	$1,162	$1,161	0.1%	(1.1)%	(0.5)%	1.8%
Dental Solutions	331	351	(5.8)	(1.5)	(2.4)	(2.0)
Health Information Systems	328	316	3.5	(0.1)	—	3.6
Purification and Filtration	238	248	(3.6)	(1.6)	(1.2)	(0.9)
Corporate and Unallocated	22	—	NM	NM	NM	NM
Total Company	$2,081	$2,076	0.2%	(1.1)%	—%	1.3%

	Six months ended June 30,
	2024	2023	Sales Change 2024 vs 2023
(Dollars in millions)	Net Sales	Net Sales	Total Sales Change	Translation	Other	Organic Sales
Segment Sales
MedSurg	$2,281	$2,284	(0.1)%	(0.8)%	(0.3)%	1.0%
Dental Solutions	666	692	(3.8)	(0.9)	(2.1)	(0.8)
Health Information Systems	645	632	2.0	—	—	2.0
Purification and Filtration	483	479	0.9	(1.1)	(0.6)	2.6
Corporate and Unallocated	22	—	NM	NM	NM	NM
Total Company	$4,097	$4,087	0.2%	(0.7)%	(0.1)%	1.1%

Operating Income by Business Segment

	Three months ended June 30,
(Dollars in millions)	2024	2023	2024 vs 2023 change
Segment Operating Income
MedSurg	$214	$269	(20.4)%
Dental Solutions	90	124	(27.4)
Health Information Systems	111	96	15.6
Purification and Filtration	19	50	(62.0)
Corporate and Unallocated	(190)	(122)	55.7
Total Company	$244	$417	(41.5)%

	Six months ended June 30,
(Dollars in millions)	2024	2023	2024 vs 2023 change
Segment Operating Income
MedSurg	$435	$522	(16.7)%
Dental Solutions	200	235	(14.9)
Health Information Systems	212	190	11.6
Purification and Filtration	58	86	(32.6)
Corporate and Unallocated	(280)	(251)	11.6
Total Company	$625	$782	(20.1)%
Sales by geographic area:
Percent change information compares the three and six months ended June 30, 2024 with the same period for the prior year, unless otherwise indicated.

	Three months ended June 30, 2024
	United States	International	Worldwide
Net sales (millions)	$1,199	$882	$2,081
% of worldwide sales	57.6%	42.4%	100.0%
Components of net sales change:
Total sales change	4.8%	(5.4)%	0.2%
Translation	—	(2.4)	(1.1)
Other	0.3	(0.3)	—
Organic sales	4.5%	(2.7)%	1.3%

	Six months ended June 30, 2024
	United States	International	Worldwide
Net sales (millions)	$2,315	$1,782	$4,097
% of worldwide sales	56.5%	43.5%	100.0%
Components of net sales change:
Total sales change	3.0%	(3.2)%	0.2%
Translation	—	(1.6)	(0.7)
Other	0.1	(0.5)	(0.1)
Organic sales	2.9%	(1.1)%	1.1%
Additional information beyond what is included in the preceding table is as follows:
Second quarter 2024 results
•In the United States both total sales and organic sales increased. Organic growth was led by MedSurg and Health Information Systems.
•In International, both total sales and organic sales decreased. Foreign currency translation negatively impacted total growth. Organic growth decline was led by MedSurg and Dental Solutions.

First six months 2024 results
•In the United States both total sales and organic sales increased. Organic growth was led by MedSurg and Health Information Systems.
•In International, both total sales and organic sales decreased. Foreign currency translation negatively impacted total growth. Organic growth decline was led by MedSurg, partially offset by growth in Purification and Filtration.
Managing currency risks
Prior to April 1, 2024, Solventum indirectly participated in 3M’s centrally managed hedging program, which utilizes a number of tools to manage currency risk including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also used financial hedges to mitigate currency risk. Starting in the second quarter of 2024, Solventum established its own hedging program. Refer to Note 10 for additional details.
The stronger U.S. dollar had a negative impact on sales of 1 percent for the second quarter 2024 compared to the same period last year. The stronger U.S. dollar had a negative impact on sales of 1 percent in the first six months of 2024 compared to the first six months of 2023. Net of the Company's hedging strategy, foreign currency negatively impacted earnings for the second quarter and first six months of 2024 compared to the same periods last year.
Financial condition
Refer to the section entitled "—Financial Condition and Liquidity" below for a discussion of items impacting cash flows.

Results of Operations
Net Sales
Refer to the preceding "—Overview" section and the "—Performance by Business Segment" section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(Percent of corresponding net sales)	2024	2023	Change	2024	2023	Change
Cost of product	51.3%	47.4%	3.9%	49.0%	48.0%	1.0%
Cost of software and rentals	25.4	26.7	(1.3)	25.6	26.6	(1.0)
Costs of Product
Costs of product includes manufacturing, engineering and freight costs.
Costs of product, measured as a percent of sales of product, increased in the second quarter of 2024 when compared to the second quarter of 2023. The increase was driven by increased costs in international and unfavorable mix within MedSurg that was driven by backorder recovery in our lower margin OEM business, as well as higher costs from transition manufacturing, procurement and distribution support provided by 3M.
Costs of product, measured as a percent of sales of product, increased in the first six months of 2024 when compared to the first six months of 2023. The increase was driven by higher costs from transition manufacturing, procurement and distribution support provided by 3M. These increases were partially offset by sales price benefit.
Costs of Software and Rentals
Costs of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and freight costs related to our hardware rental units.
Costs of software and rentals, measured as a percent of sales of software and rentals, decreased in both the second quarter and first six months of 2024 as compared to the same periods last year due to product mix from higher software sales.

	Three months ended June 30,			Six months ended June 30,
(Percent of total net sales)	2024	2023	Change	2024	2023	Change
Selling, general and administrative (SG&A)	33.7%	27.9%	5.8%	31.7%	28.3%	3.4%
Research and development (R&D)	9.2	9.3	(0.1)	9.4	9.5	(0.1)
Operating Income	11.7	20.1	(8.4)	15.3	19.1	(3.8)
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in both the second quarter and first six months of 2024 when compared to the same periods last year. The increase in both periods was driven by higher compensation, including equity- based awards, and higher costs associated with both initial standup and ongoing operations to support a standalone Company.
Research and Development
R&D, measured as a percent of total net sales, was flat in both the second quarter and the first six months of 2024 when compared to the same periods last year as the Company maintained consistent investment in research and development initiatives.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense, net	$114	$—	$153	$—
Other expense (income), net	34	4	$47	$6

Interest expense, net includes interest accrued on debt and interest income from cash and marketable securities. Interest expense, net increased in both the second quarter and first six months of 2024 as compared to the same periods last year due to interest incurred on the February 2024 issuance of senior notes and March draw on the senior term loan credit facilities. Refer to Note 8 to the financial statements for more information. This increase was partially offset by interest earned from cash balances and marketable securities held during the period.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and currency-related impacts from foreign currency translation. Other expense (income), net increased in both the second quarter and the first six months of 2024 as compared to the same periods last year resulting from charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
Provision (benefit) for Income Taxes:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income/loss)	2024	2023	2024	2023
Effective tax rate	7.3%	22.3%	23.3%	20.9%

The effective tax rates for the three months ended June 30, 2024 and 2023 were 7.3% and 22.3%, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 23.3% and 20.9% , respectively.

Refer to Note 7 to the financial statements for further discussion of income taxes.

Performance by Business Segment
Note 14 to the audited combined financial statements within the Company's Information Statement dated March 11, 2024, provides an overview of Solventum's business segments. In addition, disclosures relating to Solventum’s segments are provided in Note 15 to financial statements. We manage our operations in four business segments. The reportable segments are MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. Our Chief Operating Decision Maker evaluates segment operating performance using net sales and business segment operating income.
Corporate and Unallocated
In addition to the four business segments, the Company assigns certain costs to "Corporate and Unallocated," which is presented separately in Note 15 to the condensed consolidated and combined financial statements. Corporate and Unallocated includes amortization of acquired intangible assets, restructuring and related charges, benefits or costs related to capitalized manufacturing variances, Spin-Off and separation related costs and other net costs that the Company chose not to allocate directly to its business segments. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone Company, including system implementations, manufacturing relocation, legal entity separation, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs.
Corporate and Unallocated also includes sales and cost of sales related to product supplied to 3M and other supply agreements related to legacy 3M non-health care business that were assumed by the Company at Spin-Off. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated net operating loss increased in both the second quarter and the first six months of 2024 when compared to the same period last year as the Company had higher Spin-Off and separation related costs.
Operating Business Segments
Information related to the Company’s segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to the section entitled "Business" in Solventum's Information Statement for discussion of products that are included in each business segment.
MedSurg (55.8 percent and 55.7 percent of consolidated sales for the three and six months ended June 30, 2024)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$1,162	$1,161	$2,281	$2,284
Sales change analysis:
Organic sales	1.8%	0.3%	1.0%	1.5%
Other	(0.5)	—	(0.3)	—%
Translation	(1.1)	(1.0)	(0.8)	(2.0%)
Total sales change	0.1%	(0.7%)	(0.1)%	(0.5%)

Business segment operating income (millions)	$214	$269	$435	$522
Percent change	(20.4)%	(3.9)%	(16.7)%	(4.3%)
Percent of sales	18.4%	23.2%	19.1%	22.8%
Second quarter 2024 results
Sales in MedSurg were up 0.1 percent:
•Organic sales growth was driven by both volume and price, including a benefit from OEM backorder reduction.
•Volume growth benefited from single-use negative pressure wound therapy and I.V. site management solutions.
•Other includes lost sales from certain health care businesses in India retained by 3M in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (1.1%).
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by a mix penalty due to OEM backorder reduction and higher costs to standup and operate our standalone structure after Spin-Off.

First six months 2024 results
Sales in MedSurg were down (0.1) percent:
•Positive price growth was driven by the impact from actions initiated during the prior year in response to higher material and labor input costs. The favorable impact of prior year price actions is expected to decline as we progress in 2024.
•Organic growth was led by single-use negative pressure wound therapy, partially offset by declines in sterilization assurance and advanced wound dressings.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (0.8%).
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher costs to standup and operate our standalone structure after Spin-Off.
Dental Solutions (15.9 percent and 16.3 percent of consolidated sales for the three and six months ended June 30, 2024)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$331	$351	$666	$692
Sales change analysis:
Organic sales	(2.0)%	1.1%	(0.8)%	1.3%
Other	(2.4)	—	(2.1)	—
Translation	(1.5)	(0.8)	(0.9)	(2.1)
Total sales change	(5.8)%	0.3%	(3.8)%	(0.8)%

Business segment operating income (millions)	$90	$124	$200	$235
Percent change	(27.4)%	(5.3)%	(14.9)%	(7.5)%
Percent of sales	27.2%	35.3%	30.0%	34.0%
Second quarter 2024 results:
Sales in Dental Solutions were down (5.8) percent.
•Volume declines were partially offset by modest price growth. Lower volumes were primarily driven by traditional orthodontics.
•Other includes lost sales from the Company's dental anesthetics business that was sold in August 2023 as well as certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (1.5%).
Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to standup and operate our standalone structure after Spin-Off, partially offset by the benefit from higher price.
First six months 2024 results:
Sales in Dental Solutions were down (3.8) percent.
•Volume declines were partially offset by positive price growth. The favorable impact of prior year price actions decreased during the period and the impact of such price actions are expected to continue to moderate through the remainder of 2024.
•Other is primarily driven by lost sales from the Company's dental anesthetics business that was sold in August 2023.
•Foreign currency translation negatively impacted sales by (0.9%)
Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to standup and operate our standalone structure after Spin-Off, partially offset by the benefits from both higher price and lower manufacturing inflation.

Health Information Systems (15.8 percent and 15.7 percent of consolidated sales for the three and six months ended June 30, 2024)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$328	$316	$645	$632
Sales change analysis:
Organic sales	3.6%	3.4%	2.0%	5.8%
Other	—	—	—	—
Translation	(0.1)	(0.1)	—	(0.2)
Total sales change	3.5%	3.3%	2.0%	5.6%

Business segment operating income (millions)	$111	$96	$212	$190
Percent change	15.6%	20.0%	11.6%	26.2%
Percent of sales	33.8%	30.4%	32.9%	30.1%
Second quarter 2024 results:
Sales in Health Information Systems were up 3.5 percent.
•Positive growth was driven by continued adoption of our 3MTM 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily impacted by changing market conditions.
Business segment operating income margin increased when compared to the same period last year driven by both price and a product mix benefit due to higher software sales and lower professional services.
First six months 2024 results:
Sales in Health Information Systems were up 2.0 percent.
•Positive growth was driven by continued adoption of our 3MTM 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily impacted by changing market conditions.
Business segment operating income margin increased when compared to the same period last year driven by a product mix benefit due to higher software sales and lower professional services.
Purification and Filtration (11.4 percent and 11.8 percent of consolidated sales for the three and six months ended June 30, 2024)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$238	$248	$483	$479
Sales change analysis:
Organic sales	(0.9)%	(4.7)%	2.6%	(6.1)%
Other	(1.2)	—	(0.6)	—
Translation	(1.6)	(0.6)	(1.1)	(2.1)
Total sales change	(3.6)%	(5.3)%	0.9%	(8.2)%

Business segment operating income (millions)	$19	$50	$58	$86
Percent change	(62.0)%	(12.3)%	(32.6)%	(27.9)%
Percent of sales	8.0%	20.2%	12.0%	17.9%

Second quarter 2024 results:
Sales in Purification and Filtration were down (3.6) percent:
•Primarily driven by drinking water filtration end markets, partially offset by higher volume growth in bioprocessing filtration.
•Other includes certain business in India retained by 3M in connection with the Spin-Off.
•Foreign currency translation negatively impacted growth by (1.6%).
Business segment operating income margin decreased due to a negative impact from higher costs in international, sales mix and costs to standup and operate our standalone structure after Spin-Off.
First six months 2024 results:
Sales in Purification and Filtration were up 0.9 percent:
•Primarily driven by higher volume growth in both our bioprocessing filtration and membrane OEM product categories. This growth was partially offset by a decline in our separation filtration and drinking water filtration products.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted growth by (1.1%).
Business segment operating income margin decreased due to the negative impact from higher costs in international, sales mix and costs to standup and operate our standalone structure after Spin-Off.

Financial Condition and Liquidity
The strength and stability of Solventum’s operating model and strong free cash flow capability provides financial flexibility and enables the Company to invest through business cycles. Historically, Solventum generated positive operating cash flows and a majority of such cash flows were transferred to 3M Company as part of 3M’s cash pooling arrangements, the effect of which is presented as Net parent investment in our condensed combined financial statements.
Upon completion of the Spin-Off, Solventum has ceased participation in 3M's cash pooling arrangement and our cash and cash equivalents are held and used solely for our own operations. The Company's capital structure, long-term commitments and sources of liquidity will change significantly from historical practices. For additional detail regarding changes to our capital structure, see section entitled "Description of Material Indebtedness" below.
Debt and Credit Facilities
On February 16, 2024, the Company entered into a five-year $2.0 billion unsecured revolving credit facility expiring in 2029, an 18-month senior unsecured term loan facility of $500 million and a three-year senior unsecured term loan facility of $1.0 billion (together the "Facilities"). In March 2024, the Company withdrew $1.48 billion under the Facilities. The funds from the facilities were transferred to 3M as partial consideration for the Spin-Off.
On February 27, 2024, Solventum issued $6.9 billion of senior notes in preparation for the payment of partial consideration to 3M Company in connection with the Spin-Off. Refer to Note 8 for more information.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows Solventum up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of June 30, 2024.

Cash, cash equivalents and marketable securities
At June 30, 2024, Solventum had $897 million of cash and cash equivalents, of which approximately $378 million was held by the Company’s foreign subsidiaries and approximately $519 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2023, Solventum had $194 million of cash and cash equivalents, of which approximately $150 million was held by the Company’s foreign subsidiaries and $44 million was held in the United States. The increase from December 31, 2023 resulted from both cash retained by the Company at Spin-Off and operating cash generated by the Company subsequent to the Spin-Off.
Cash Flows
Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the condensed consolidated and combined statements of cash flows exclude the effect of exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.
Cash Flows from Operating Activities:

	Six months ended June 30,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$326	$614
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	272	278
Postretirement benefit plan expense	19	21
Stock-based compensation expense	60	26
Deferred income taxes	(56)	(69)
Changes in assets and liabilities
Accounts receivable	70	(30)
Due from related parties	131	—
Inventories	(57)	(5)
Accounts payable	132	30
Due to related parties	(229)	—
All other operating activities	129	10
Net cash provided by operating activities	$797	$875
In the first six months of 2024, cash flows provided by operating activities decreased compared to the first six months of 2023 primarily due to lower net income, partially offset by payments from related parties and lower accounts receivable. The benefit in accounts payable is largely offset by due from related parties as the Company reimburses 3M for certain procurement activities managed through 3M's IT systems. In addition to this procurement activity, due to related parties also includes cash paid to 3M for operating transactions with Solventum entities prior to the Spin-Off and the net impact of payables and associated payments related to transition agreements with 3M.
Cash Flows from Investing Activities:

	Six months ended June 30,
(Millions)	2024	2023
Cash Flows from Investing Activities
Purchases of property, plant and equipment	$(160)	$(136)
Net cash used in investing activities	$(160)	$(136)

Purchases of property, plant and equipment increased in the first six months of 2024 as compared to the first six months of 2023. The increase is primarily driven by the timing of investment spend. The Company is focused on investments to support growth, renewal and maintenance programs, Environmental Health Services ("EHS") and relocating manufacturing operations currently co-located within 3M facilities.

Cash Flows from Financing Activities:

	Six months ended June 30,
(Millions)	2024	2023
Cash Flows from Financing Activities
Net transfers to 3M	$(8,247)	$(761)
Proceeds from long-term debt, net of issuance costs	8,303	—
Other — net	10	—
Net cash provided by (used in) financing activities	$66	$(761)
Proceeds from debt of $8.3 billion were related to the first quarter issuance of $6.9 billion in senior notes and $1.5 billion in senior term loan credit facilities. The proceeds from these financing transactions were transferred to 3M in connection with transaction, other than the amounts retained in order to achieve the $600 million retained cash target.
Cash flows from financing activities increased in the first six months of 2024 compared to the same period in 2023 due to proceeds of long-term debt, partially offset by net transfers to 3M.

Material Cash Requirement from Known Contractual and Other Obligations:
Solventum’s material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the condensed consolidated and combined financial statements and the audited consolidated financial statements included in the Information Statement:
•Tax obligations—Refer to Note 9 to the audited consolidated and combined financial statements and Note 7 to the unaudited condensed consolidated and combined financial statements.
•Debt—Refer to Note 8 to the unaudited condensed consolidated and combined financial statements.
•Commitments and contingencies—Refer to Note 11 to the audited consolidated and combined financial statements and Note 11 to the unaudited condensed consolidated and combined financial statements.
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

Cautionary Note Concerning Factors That May Affect Future Results
This Quarterly Report on Form 10-Q, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2, contains or incorporates by reference statements that relate to future events and expectations and, as such, constitute forward-looking statements that involve risk and uncertainties. Forward-looking statements include those containing such words as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "goal," "guidance," "intends," "may," "outlook," "plans," "projects," "seeks," "sees," "should," "targets," "will," "would," or other words of similar meaning. All statements that reflect Solventum’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Solventum’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Solventum believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:
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
Important information as to these factors can be found in this document, including, among others, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the headings of "Overview," "Financial Condition and Liquidity" and annually in "Critical Accounting Estimates." Discussion of these factors is incorporated by reference from Part II, Item 1A, "Risk Factors," of this document, and should be considered an integral part of Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 8-K filed with the SEC from time to time and the Company's Registration Statement on Form 10, including the amendments thereto, as filed with the SEC.
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
3M enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. While part of 3M, Solventum indirectly benefited from 3M’s hedging activities and was allocated a proportion of the realized gains or losses on these contracts. However, the benefits and costs realized from these contracts may not reflect the benefits and costs Solventum would have incurred as a standalone company for the periods presented.
Concentration of Credit Risk:
Solventum’s sales are not materially dependent on any single customer. For the three and six months ended June 30, 2024 and June 30, 2023, no one individual customer or group of affiliated customers represented more than 10 percent of the Company's total sales. At June 30, 2024 no customers represented more than 10 percent of the Company's total accounts receivable balance and at December 31, 2023, one customer accounted for approximately 10 percent of Solventum’s total accounts receivable balance. Credit risk associated with the Company’s accounts receivable is representative of the geographic, industry, and customer diversity associated with the global businesses.
Commodity Prices Risk:
Solventum manages commodity price risks through negotiated supply contracts and price protection agreements. The Company does not participate in material commodity hedging activity.

Item 4. Controls and Procedures
a. The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
b. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2024
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, "Commitments and Contingencies," of this document, and should be considered an integral part of Part II, Item 1, "Legal Proceedings.”"
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
No matters require disclosure.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012.

As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Certain of these patents and trademarks are now owned by Solventum’s affiliate Solventum Intellectual Properties Company, but registered title has not yet been assigned to Solventum Intellectual Properties Company. As authorized under 3M’s specific license granted by the Office of Foreign Assets Control, during the three months ended June 30, 2024, a third-party IP service provider/counsel paid on behalf of 3M a renewal fee of $167 to the Iran Intellectual Property Office’s account with Bank Melli, which was designated pursuant to Executive Order 13224, to maintain a trademark owned by Solventum that has registered title held by 3M. Solventum did not direct this activity and understands that 3M plans to continue these IP rights protection activities as authorized under its specific license.

Availability of Information
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

10.10	Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K , filed April 4, 2024)
10.11	Reverse Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.12	Solventum Corporate 2024 Long-Term Incentive Plan, as amended (incorporated by reference from Solventum Corporation's Registration Statement on Form S-8, filed April 1, 2024)
10.13	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement (incorporated by reference from Solventum Corporations's Form 8-K filed May 17, 2024)
10.14	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement For Non-Employee Directors (incorporated by reference from Solventum Corporations's Form 8-K filed May 17, 2024)
10.15	Solventum 2024 Long-Term Incentive Plan Performance Share Unit Awards Agreement (incorporated by reference from Solventum Corporations's Form 8-K filed May 17, 2024)
10.16	Solventum Annual Incentive Plan (incorporated by reference from Solventum Corporation's Form 8-K , filed April 4, 2024)
10.17	Solventum Executive Severance Plan (incorporated by reference from Solventum Corporation's Form 8-K , filed April 4, 2024)
10.18	Solventum VIP Excess Plan (incorporated by reference from Solventum Corporation's Registration Statement on Form S-8, filed April 1, 2024)
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________
+Certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the Securities and Exchange Commission (the "SEC") upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOLVENTUM CORPORATION
(Registrant)

Date: August 9, 2024
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)