Form 10-Q
period 2024-09-30
Solventum Corp
filed 2024-11-08
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”" “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, $0.01 par value per share	172,754,070 shares

SOLVENTUM CORPORATION
Form 10-Q for the Quarterly Period Ended September 30, 2024

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2024
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated and Combined Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share data)	2024	2023	2024	2023
Net sales of product	$1,608	$1,593	$4,766	$4,750
Net sales of software and rentals	474	481	1,413	1,411
Total net sales	2,082	2,074	6,179	6,161
Cost of product	793	748	2,341	2,262
Cost of software and rentals	124	117	364	364
Gross profit	1,165	1,209	3,474	3,535
Selling, general and administrative expenses	701	525	1,998	1,681
Research and development expenses	189	180	576	568
Total operating expenses	1,807	1,570	5,279	4,875
Operating income	275	504	900	1,286
Interest expense, net	107	—	260	—
Other expense (income), net	1	4	48	10
Income before income taxes	167	500	592	1,276
Provision for income taxes	45	40	144	202
Net income	$122	$460	$448	$1,074

Earnings per share:
Basic earnings per share	$0.70	$2.66	$2.59	$6.22
Diluted earnings per share	0.70	2.66	2.58	6.22
Weighted-average number of shares outstanding:
Basic	173.4	172.7	173.1	172.7
Diluted	173.9	172.7	173.4	172.7
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Net income	$122	$460	$448	$1,074
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	179	(134)	94	(44)
Defined benefit pension	10	—	20	—
Cash flow hedging instruments	(11)	—	(10)	—
Total other comprehensive income (loss), net of tax	178	(134)	104	(44)
Comprehensive income	$300	$326	$552	$1,030
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Balance Sheets
(Unaudited)

	September 30,	December 31,
(Millions)	2024	2023
Assets
Current assets
Cash and cash equivalents	$772	$194
Accounts receivable — net of allowances of $86 and $82	1,105	1,313
Due from related parties	222	—
Inventories
Finished goods	529	453
Work in process	181	171
Raw materials and supplies	243	233
Total inventories	953	857
Other current assets	302	155
Total current assets	3,354	2,519
Property, plant and equipment — net	1,599	1,457
Goodwill	6,592	6,535
Intangible assets — net	2,651	2,902
Other assets	549	530
Total assets	$14,745	$13,943
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$300	$—
Accounts payable	560	477
Due to related parties	450	—
Unearned revenue	563	574
Other current liabilities	1,031	677
Total current liabilities	2,904	1,728
Long-term debt	7,809	—
Pension and postretirement benefits	321	166
Deferred income taxes	214	231
Other liabilities	305	152
Total liabilities	$11,553	$2,277
Commitments and contingencies (Note 11)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$—
Shares issued and outstanding - September 30, 2024: 172,754,070
Shares issued and outstanding - December 31, 2023: 0
Additional paid-in-capital	3,744	—
Retained earnings	211	—
Net parent investment	—	12,003
Accumulated other comprehensive income (loss)	(765)	(337)
Total equity	3,192	11,666
Total liabilities and equity	$14,745	$13,943
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Statements of Changes in Equity
(Unaudited)

Three Months Ended September 30, 2024 and September 30, 2023

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	173	$2	$3,719	$89	$—	$(943)	$2,867
Net income	—	—	—	122	—	—	122
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	179	179
Defined benefit pension	—	—	—	—	—	10	10
Cash flow hedging	—	—	—	—	—	(11)	(11)
Total other comprehensive income (loss), net of tax	—	—	—	—	—	178	178
Net transfers to 3M	—	—	—	—	—	—	—
Stock-based compensation	—	—	27	—	—	—	27
Common stock for tax withholding obligations	—	—	(2)	—	—	—	(2)
Balance at September 30, 2024	173	$2	$3,744	$211	$—	$(765)	$3,192

Balance at June 30, 2023	—	$—	$—	$—	$12,136	$(407)	$11,729
Net income	—	—	—	—	460	—	460
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	(134)	(134)
Defined benefit pension	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(134)	(134)
Net transfers to 3M	—	—	—	—	(473)	—	(473)
Balance at September 30, 2023	—	$—	$—	$—	$12,123	$(541)	$11,582

Solventum Corporation
Condensed Consolidated and Combined Statements of Changes in Equity, Continued
(Unaudited)
Nine Months Ended September 30, 2024 and September 30, 2023

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	—	$—	$—	$—	$12,003	$(337)	$11,666
Net income	—	—	—	211	237	—	448
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	94	94
Defined benefit pension	—	—	—	—	—	20	20
Cash flow hedging	—	—	—	—	—	(10)	(10)
Total other comprehensive income (loss), net of tax	—	—	—	—	—	104	104
Net transfers to 3M	—	—	—	—	(8,575)	(532)	(9,107)
Stock-based compensation	—	—	83	—	—	—	83
Common stock for tax withholding obligations	—	—	(2)	—	—	—	(2)
Issuance of common stock in connection with Spin-Off and reclassification of net parent investment	173	2	3,663	—	(3,665)	—	—
Balance at September 30, 2024	173	$2	$3,744	$211	$—	$(765)	$3,192

Balance at December 31, 2022	—	$—	$—	$—	$12,239	$(497)	$11,742
Net income	—	—	—	—	1,074	—	1,074
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	—	—	—	—	—	(44)	(44)
Defined benefit pension	—	—	—	—	—	—	—
Total other comprehensive income (loss), net of tax	—	—	—	—	—	(44)	(44)
Net transfers to 3M	—	—	—	—	(1,190)	—	(1,190)
Balance at September 30, 2023	—	$—	$—	$—	$12,123	$(541)	$11,582
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$448	$1,074
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	405	422
Pension and postretirement benefit expense	30	31
Stock-based compensation expense	87	32
Gain on business divestitures	—	(56)
Deferred income taxes	(93)	(99)
Changes in assets and liabilities
Accounts receivable	14	(24)
Due from related parties	200	—
Inventories	(99)	(7)
Accounts payable	200	48
Due to related parties	(393)	—
All other operating activities	167	(53)
Net cash provided by operating activities	966	1,368

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(253)	(202)
Proceeds from sale of business	—	60
Net cash used in investing activities	(253)	(142)

Cash Flows from Financing Activities
Repayment of debt	(200)	—
Net transfers to 3M	(8,247)	(1,248)
Proceeds from long-term debt, net of issuance costs	8,303	—
Other — net	8	2
Net cash used in financing activities	(136)	(1,246)

Effect of exchange rate changes on cash and cash equivalents	1	1

Net increase (decrease) in cash and cash equivalents	578	(19)
Cash and cash equivalents at beginning of year	194	61
Cash and cash equivalents at end of period	$772	$42
The accompanying Notes to the Condensed Consolidated and Combined Financial Statements are an integral part of these statements.

Solventum Corporation
Notes to the Condensed Consolidated and Combined Financial Statements
(Unaudited)
NOTE 1. Significant Accounting Policies
Organization and Description of Business
Solventum Corporation (“Solventum” or the “Company”) was a carve-out business of 3M Company (“3M”). On April 1, 2024 (the “Distribution Date”), 3M completed the previously announced spin-off of Solventum Corporation (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of 3M’s common stock as of the close of business on March 18, 2024 (the “Distribution”), which resulted in the issuance of 172,709,505 shares of common stock. As a result of the Distribution, the Company became an independent public company. Solventum’s common stock is listed under the symbol “SOLV” on the New York Stock Exchange (“NYSE”).
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
Basis of Presentation
The unaudited condensed consolidated and combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and present the historical results of operations, and comprehensive income for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and the financial position as of September 30, 2024 and December 31, 2023. The interim condensed consolidated and combined financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated and combined financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim periods are not necessarily indicative of results for the full year.
Effective April 1, 2024, the Company’s financial statements are presented on a consolidated basis, as the Spin-Off was completed on such date. The unaudited financial statements for all periods following the Spin-Off are referred to as the “Condensed Consolidated Financial Statements.” Prior to April 1, 2024, Solventum was a carve-out business of 3M. The Company's financial statements prior to April 1, 2024 were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of 3M, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by 3M. The historical financial statements of the Company prior to April 1, 2024, are referred to as the “Condensed Combined Financial Statements”.
All intercompany transactions and balances within Solventum have been eliminated. These unaudited condensed consolidated and combined financial statements include certain transactions with 3M, which are disclosed as related party transactions in Note 14 “Related Parties”.
The unaudited condensed consolidated and combined financial statements and related footnotes as of and for the three and nine months ended September 30, 2024 should be read in conjunction with the audited combined financial statements as of and for the year ended December 31, 2023 contained in Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the SEC on March 11, 2024, which became effective on March 13, 2024 (the “Information Statement”).

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
The Company has assessed the impact that the updated standard will have on financial statement disclosures and will include expanded disclosures within the business segment footnote in the Company's 2024 Annual Report on Form 10-K.

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Issued in December 2023. Requires disaggregated information about a Company's effective tax rate reconciliation as well as information on income taxes paid.	Year-end December 31, 2025	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $110 million and $500 million of the December 31, 2023 balance were recognized as revenue during the three and nine months ended September 30, 2024, respectively, while approximately $115 million and $475 million of the December 31, 2022 balance were recognized as revenue during the three and nine months ended September 30, 2023, respectively.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $148 million and $442 million for the three and nine months ended September 30, 2024, and $160 million and $458 million for the three and nine months ended September 30, 2023, respectively.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2024 or 2023. Additionally, no customers accounted for more than 10% of accounts receivable as of September 30, 2024 and one customer accounted for approximately 10% of accounts receivable at December 31, 2023.

NOTE 3. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the nine months ended September 30, 2024.
The goodwill balance by business segment follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	Purification and Filtration	Total
Balance as of December 31, 2023	$3,685	$458	$873	$1,519	$6,535
Translation impact	46	3	1	7	57
Balance as of September 30, 2024	$3,731	$461	$874	$1,526	$6,592

Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets are as follows:

	September 30,	December 31,
(Millions)	2024	2023
Customer related intangible assets	$2,748	$2,734
Patents and other technology-based intangible assets	1,901	1,897
Tradenames and other amortizable intangible assets	732	705
Total gross carrying amount	5,381	5,336

Accumulated amortization — customer related	(1,188)	(1,081)
Accumulated amortization — patents and other technology-based	(1,185)	(1,055)
Accumulated amortization — tradenames and other	(357)	(323)
Total accumulated amortization	(2,730)	(2,459)

Total finite-lived intangible assets — net	2,651	2,877

Indefinite lived intangible assets	—	25
Total intangible assets — net	$2,651	$2,902
In June 2024, the Company made the decision to start phasing out the use of a tradename within its Dental Solutions business. This tradename, which was categorized as indefinite-lived as of December 31, 2023, has been reclassified to finite-lived and is being amortized over the expected phase-out period.

Amortization expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Amortization expense	$88	$92	$261	$276
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2024 is as follows:

(Millions)	Remainder of 2024	2025	2026	2027	2028	2029	After 2029
Amortization expense	$88	$326	$321	$316	$312	$274	$1,014

NOTE 4. Other Current Liabilities
Other current liabilities included in the condensed consolidated and combined balance sheets consist of the following:

	September 30,	December 31,
(Millions)	2024	2023
Other current liabilities
Accrued compensation	$251	$209
Accrued taxes	202	106
Accrued rebates	166	206
Accrued interest	91	—
Other	321	156
Total other current liabilities	$1,031	$677

NOTE 5. Property, Plant, and Equipment - Net
Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
(Millions)	2024	2023
Property, plant and equipment - at cost
Buildings and leasehold improvements	$952	$937
Machinery and equipment	2,180	2,081
Construction in progress	465	320
Gross property, plant and equipment	3,597	3,338
Accumulated depreciation	(1,998)	(1,881)
Property, plant and equipment - net	$1,599	$1,457
Depreciation expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Depreciation expense	$37	$45	$121	$124

NOTE 6. Comprehensive Income Information
Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended September 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024, net of tax:	$(432)	$(512)	$1	$(943)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	179	—	(15)	164
Amounts reclassified out	—	13	—	13
Total other comprehensive income (loss), before tax	179	13	(15)	177
Tax effect	—	(3)	4	1
Total other comprehensive income (loss), net of tax	179	10	(11)	178
Transfers from 3M, net of tax	—	—	—	—
Balance at September 30, 2024, net of tax:	$(253)	$(502)	$(10)	$(765)

Three months ended September 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023, net of tax:	$(414)	$7	$(407)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(134)	—	(134)
Amounts reclassified out	—	—	—
Total other comprehensive income (loss), before tax	(134)	—	(134)
Tax effect	—	—	—
Total other comprehensive income (loss), net of tax	(134)	—	(134)
Transfers from 3M, net of tax	—	—	—
Balance at September 30, 2023, net of tax:	$(548)	$7	$(541)
Nine months ended September 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(347)	$10	$—	$(337)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	56	—	(13)	43
Amounts reclassified out	38	26	—	64
Total other comprehensive income (loss), before tax	94	26	(13)	107
Tax effect	—	(6)	3	(3)
Total other comprehensive income (loss), net of tax	94	20	(10)	104
Transfers from 3M, net of tax	—	(532)	—	(532)
Balance at September 30, 2024, net of tax:	$(253)	$(502)	$(10)	$(765)
Nine months ended September 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022, net of tax:	$(504)	$7	$(497)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(44)	—	(44)
Amounts reclassified out	—	—	—
Total other comprehensive income (loss), before tax	(44)	—	(44)
Tax effect	—	—	—
Total other comprehensive income (loss), net of tax	(44)	—	(44)
Transfers from 3M, net of tax	—	—	—
Balance at September 30, 2023, net of tax:	$(548)	$7	$(541)
Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income include:
•Cumulative translation adjustment: amounts were reclassified into other expense (income), net and were related to charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
•Defined benefit pension plans adjustment: amounts were reclassified into other expense (income), net (see Note 9).

•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

NOTE 7. Income Taxes

The Company’s income tax provision through March 31, 2024 was prepared on a separate return basis. The income tax provision post Spin-Off is prepared based on a stand-alone basis.

The effective tax rates for the three months ended September 30, 2024 and 2023 were 26.9% and 8.0%, respectively. The prior period’s lower effective tax rate is primarily due to the tax benefit recognized as a result of the expiration of the statute of limitations on uncertain tax positions.

The effective tax rates for the nine months ended September 30, 2024 and 2023 were 24.3% and 15.8%, respectively. The prior period’s lower effective tax rate is primarily due to the tax benefit recognized as a result of the expiration of the statute of limitations on uncertain tax positions.

In 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced Pillar Two Model Rules which call for the taxation of large multinational corporations at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal year 2024 or announced their plans to enact legislation in future years. The Company’s income tax provision for the nine months ended September 30, 2024, reflects currently enacted legislation and guidance related to the OECD model rules.

The Company’s income tax provision or benefit for the interim periods is determined based on an estimated annual effective tax rate, adjusted for discrete items. Because significant foreign earnings are generated by the Company’s subsidiaries organized in jurisdictions with lower statutory tax rates, the Company’s estimated annual effective tax rate may be materially impacted if earnings in these lower-tax jurisdictions fluctuate.

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized based on evaluation of all available positive and negative evidence. On the basis of this evaluation, the Company continues to maintain a valuation allowance to reduce its deferred tax assets to the amount realizable. As of September 30, 2024 and December 31, 2023, valuation allowances were $22 million and $56 million, respectively. The decrease is primarily due to separation-related adjustments in connection with the Spin-Off on April 1, 2024, which is reflected in the condensed consolidated and combined statements of changes in equity.

NOTE 8. Long-Term Debt and Short-Term Borrowings
Carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of September 30, 2024 consisted of the following:

(Millions)	Currency/ Fixed vs. Floating	Final Maturity Date	Carrying Value
Description			September 30, 2024
Eighteen month senior term loan credit facility	USD Floating	2025	$300
Three year senior term loan credit facility	USD Floating	2027	979
$1 billion 5.45 percent three year senior notes	USD Fixed	2027	994
$1.5 billion 5.40 percent five year senior notes	USD Fixed	2029	1,487
$1 billion 5.45 percent seven year senior notes	USD Fixed	2031	990
$1.65 billion 5.60 percent ten year senior notes	USD Fixed	2034	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD Fixed	2054	1,231
$500 million 6.00 percent forty year senior notes	USD Fixed	2064	492
Other borrowings			—
Total long-term debt			8,109
Less: current portion of long-term debt			300
Long-term debt (excluding current portion)			$7,809

Senior Notes
On February 27, 2024, the Company issued six series of senior notes with a combined aggregate principal amount of $6.9 billion: $1 billion aggregate principal amount of 5.45% senior notes due 2027, $1.5 billion aggregate principal amount of 5.40% senior notes due 2029, $1 billion aggregate principal amount of 5.45% senior notes due 2031, $1.65 billion aggregate principal amount of 5.60% senior notes due 2034, $1.25 aggregate principal amount of 5.90% senior notes due 2054, and $0.5 billion aggregate principal amount of 6.00% senior notes due 2064 (collectively, the “Senior Notes”). Interest payments on the Senior Notes are due semi-annually until maturity, with the first payment due in August 2024. The Company recorded $62 million of debt issuance costs related to the Senior Notes. Debt issuance costs are presented as a reduction of debt in the condensed consolidated and combined balance sheets and are amortized as a component of interest expense over the term of the related debt using the effective interest method.
In connection with the issuance of the senior notes, the Company entered into a registration rights agreement with the initial purchasers, pursuant to which the Company is obligated to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange each series of Senior Notes for registered notes with terms that are substantially identical in all material respects to the notes of such series.
The Senior Notes were offered as part of the financing for the Spin-Off. In connection with the consummation of the Spin-Off, Solventum made direct and indirect cash payments to 3M as partial consideration for 3M’s transfer of its health care business to Solventum. All of the net proceeds from the offering of the notes were paid to 3M, other than amounts retained in order to achieve the $600 million retained cash target.
The Senior Notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “Indenture”). The Indenture contains certain customary affirmative and negative covenants, including restrictions on the Company’s ability to consolidate, merge, convey, transfer or lease substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which, the Senior Notes may be declared immediately due and payable.
Credit Facilities
On February 16, 2024, the Company entered into credit agreements providing for:
•a five year senior unsecured revolving credit facility in an aggregate committed amount of $2.0 billion expiring in 2029 (the “5-year Revolving Credit Facility”); and
•an eighteen month senior unsecured term loan credit facility in an aggregate principal amount of $500 million and a three year senior unsecured term credit loan facility in an aggregate principal amount of $1.0 billion (together, the “Term Loan Credit Facilities”, and together with the 5-Year Revolving Credit Facility, the “Credit Facilities”).
The Company intends to use the Credit Facilities for general corporate purposes. At September 30, 2024, there are no amounts outstanding under the 5-year Revolving Credit Facility. On March 7, 2024, the Company drew on the Term Loan Credit Facilities in the amount of $1.48 billion. These Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate (“SOFR”) index.
In August 2024, the Company repaid $200 million of the aggregate principal amount outstanding under the eighteen month senior unsecured term loan credit facility.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of September 30, 2024.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of September 30, 2024. The maturities of long-term debt for the periods subsequent to September 30, 2024 are as follows (in millions):

Remainder of 2024	2025	2026	2027	2028	2029	After 2029	Total
$—	$300	$—	$1,980	$—	$1,500	$4,400	$8,180

Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At September 30, 2024, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $8.1 billion compared to a carrying value of $7.8 billion. The Company did not have any outstanding debt obligations at December 31, 2023. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.

NOTE 9. Pension and Postretirement Benefit Plans
Transfer of Solventum Sponsored Pension and Postretirement Benefit Plans
Historically, certain employees of Solventum participated in U.S. and non-U.S. retirement plans sponsored by 3M. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, 3M committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. During March 2024, in advance of the Spin-Off, all U.S. and most remaining 3M sponsored non-U.S. pension and postretirement plan obligations and assets were legally transferred to Solventum from 3M, except for certain assets held back within the 3M sponsored pension plans for regulatory purposes. Assets not yet delivered from 3M sponsored pension plans are already recognized within the Company's pension assets. These plans included the U.S. defined benefit pension plans as well as postretirement health care and life insurance benefits for U.S. employees who reach a retirement age while employed by the Company and were employed prior to January 1, 2016. Additionally, seven international plans covering employees in four countries were transferred to Solventum from 3M in March 2024.
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

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
The service cost component of defined benefit net periodic benefit cost is recorded in costs of product; costs of software and rentals; selling, general and administrative; and research and development. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2024 and 2023 follow:
Three months ended September 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$7	$—	$5	$—	$1	$—
Non-operating expense
Interest cost	23	—	5	—	3	—
Expected return on plan assets	(34)	—	(5)	—	(2)	—
Amortization of prior service benefit	(1)	—	—	—	(1)	—
Amortization of net actuarial loss	14	—	—	—	1	—
Total non-operating expense (benefit)	2	—	—	—	1	—
Total net periodic benefit cost (benefit)	$9	$—	$5	$—	$2	$—

Nine months ended September 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$14	$—	$14	$—	$2	$—
Non-operating expense
Interest cost	46	—	15	—	6	—
Expected return on plan assets	(68)	—	(15)	—	(4)	—
Amortization of prior service benefit	(2)	—	—	—	(2)	—
Amortization of net actuarial loss	28	—	—	—	2	—
Total non-operating expense (benefit)	4	—	—	—	2	—
Total net periodic benefit cost (benefit)	$18	$—	$14	$—	$4	$—

NOTE 10. Derivatives
Prior to April 1, 2024, Solventum indirectly participated in 3M’s centrally managed hedging program, which utilizes a number of tools to manage currency risk including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also used financial hedges to mitigate currency risk. After Spin-Off, the Company established its own hedging program.

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
As of September 30, 2024, the Company had a balance of $10 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of September 30, 2024, Solventum expects to reclassify to earnings approximately $7 million after-tax net unrealized loss over the next 12 months based on exchange rates as of September 30, 2024.
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Foreign currency forward contracts	$(15)	$—	$(13)	$—

Derivatives Not Designated as Hedging Instruments - Derivatives not designated as hedging instruments include foreign currency contracts to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. These derivative instruments are not designated in a hedging relationship; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.
Statement of Income Location and Impact of Cash Flow Derivative Instruments
There was an immaterial impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments in the three and nine months ended September 30, 2024.
Location, Fair Value, and Gross Notional Amounts of Derivative Instruments
The following tables summarize the fair value of Solventum’s derivative instruments and their location in the condensed consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates.

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	September 30,	December 31,		September 30,	December 31,		September 30,	December 31,
	2024	2023		2024	2023		2024	2023
Derivatives designated as hedging instruments
Foreign currency forward contracts	$297	$—	Other current assets	$—	$—	Other current liabilities	$9	$—
Foreign currency forward contracts	92	—	Other assets	—	—	Other liabilities	2	—
Total derivatives designated as hedging instruments	$389	$—		$—	$—		$11	$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$18	$—	Other current assets	$—	$—	Other current liabilities	$1	$—
Total derivatives not designated as hedging instruments	$18	$—		$—	$—		$1	$—
Total derivative instruments	$407	$—		$—	$—		$12	$—
The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward contracts. Solventum has determined that foreign currency forward contracts will be considered level 2 fair value measurements. Solventum determines fair value using observable inputs including foreign currency exchange rates.

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
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the third quarter of 2024 and 2023, the Company recognized $3 million and no legal charges, respectively. During the first nine months of 2024 and 2023, the Company recognized $8 million and $1 million in legal charges, respectively. During the third quarter of 2024, the Company made a payment of $6 million related to a legal settlement, which reduced the accrued litigation balance. At September 30, 2024 and December 31, 2023, accrued litigation charges were $25 million and $23 million, respectively.

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
3M is a named defendant in over 7,500 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement, dated as of March 31, 2024, by and between Solventum and 3M (the “Separation and Distribution Agreement”), Solventum has agreed to indemnify 3M for uninsured liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.
The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (“MDL”) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. In August 2021, a panel of the appellate court reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. 3M sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In May 2022, the U.S. Supreme Court declined 3M's February 2022 request to review the Eighth Circuit court's decision. Separately, in August 2021, the Eighth Circuit court affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. In 2023, the MDL assigned a new mediator to facilitate discussions of the litigation and possible resolution. The MDL court denied plaintiffs’ April 2023 motion to disqualify the judge and magistrate judge overseeing the MDL. The parties, working with the new mediator, agreed on a bellwether process, selecting 34 cases. The MDL court transferred the non-Minnesota bellwether cases during April 2024. Bellwether cases are set for trial beginning in April 2025. Fifteen of the bellwether cases have now been voluntarily dismissed by plaintiffs.

In addition to the federal MDL cases, there are eight state court cases relating to the Bair Hugger patient warming systems. Two are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and the verdict was affirmed on appeal in June 2024. The plaintiff has filed a request for further review by the Missouri Supreme Court. The other Missouri case is scheduled for trial in September 2025. There is one case in Etowah County, Alabama that combines Bair Hugger product liability claims with medical malpractice claims that has been settled in principle. A Texas case that 3M removed to federal court was remanded to state court in January 2024, a Pennsylvania case was remanded to state court in April 2024 with a trial date in April 2026, and two Montana cases were remanded to state court in June 2024. Finally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in knee and hip replacement surgeries involving medically obese people in Minnesota from May 2017 to the present. Discovery is underway and the case is scheduled to be ready for trial in the fourth quarter of 2025.
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
For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is included in the disclosed amounts in the preceding “Process for Disclosure and Recording of Liabilities Related to Legal Proceedings” section and are not material to the Company’s results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
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
As a result of a mediation held in November 2023, the relator-plaintiff and KCI reached an agreement in principle to settle the case and resolve all the remaining claims in this action, including the dismissal of the relator-plaintiff’s complaint with prejudice, subject to the agreement of the government and the parties’ negotiation and agreement of all remaining terms of the settlement. The KCI Defendants and relator-plaintiff have jointly requested that the court continue to hold in abeyance any hearing on the KCI Defendants’ pending Renewed Motion for Summary Judgment and any further proceedings in this case, to allow the parties to confer with counsel for the government and negotiate the remaining terms of the settlement agreement. The KCI Defendants and the relator-plaintiff submitted an updated status report to the court during January 2024 and further status reports in July and September 2024. Under the terms of the Separation and Distribution Agreement, Solventum has agreed to indemnify 3M for liabilities related to this matter, to manage the litigation, and pay for related legal expenses.

For the matters described in this section for which a liability has been recorded, the amount recorded is included in the disclosed amounts in the preceding “Process for Disclosure and Recording of Liabilities Related to Legal Proceedings” section and are not material to the Company’s consolidated results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Warranties/Guarantees
The Company has not issued any material financial guarantees of loans with third parties or other guarantee arrangements. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.
NOTE 12. Earnings Per Share
Earnings Per Share
Prior to the completion of the Spin-Off, the Company had no common shares issued and outstanding. On April 1, 2024, there were 172,709,505 shares of Solventum common stock issued and outstanding as part of the Distribution. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For the three and nine months ended September 30, 2023, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments as there were no equity awards of Solventum outstanding prior to the Spin-Off.
The computations for basic and diluted earnings per share follow:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income	$122	$460	$448	$1,074

Denominator:
Weighted average common shares outstanding – basic	173.4	172.7	173.1	172.7
Dilution associated with stock-based compensation plans	0.5	—	0.3	—
Weighted average common shares outstanding – diluted	173.9	172.7	173.4	172.7

Basic earnings per share	$0.70	$2.66	$2.59	$6.22
Diluted earnings per share	$0.70	$2.66	$2.58	$6.22

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
In connection with the Spin-Off, all awards granted under the 3M Company Plan for Solventum employees were converted into equivalent awards under the Solventum 2024 Plan subsequent to the Spin-Off in April 2024. This stock award modification at Spin-Off resulted in expense of $20 million in the nine months ended September 30, 2024.

Stock-Based Compensation Expense
Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, RSUs, and PSUs, are provided in the following table. Capitalized stock-based compensation amounts were not material.

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Cost of sales	$3	$1	$12	$7
Selling, general and administrative expenses	22	4	61	18
Research, development and related expenses	2	1	14	7
Stock-based compensation expenses	27	6	87	32
Income tax benefits	(5)	(2)	(13)	(8)
Stock-based compensation expenses, net of tax	$22	$4	$74	$24

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
Management believes that the expense allocations were determined on a basis that was a reasonable reflection of the utilization of services provided for or the benefit received by the Company during each of the periods presented prior to April 1, 2024. The amounts that would have been incurred on a standalone basis could materially differ from the amounts allocated. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. There was no expense allocation activity after April 1, 2024.
3M expense allocations were recorded in the condensed combined statements of income within the following captions:

	Three months ended September 30,	Nine months ended September 30,
(Millions)	2023	2024	2023
Costs of product	$25	$15	$60
Costs of software and rentals	—	—	—
Selling, general and administrative	186	177	551
Research and development	29	28	84
Total	$240	$220	$695
Related Party Transactions After Spin-Off
Separation and Distribution Agreement and Other Related Party Transactions with 3M
In connection with the Spin-Off on April 1, 2024, the Company entered into or adopted several agreements that provide a framework for Solventum's relationship with 3M after the separation and distribution. These include, but are not limited to, the following:

•Separation and Distribution Agreement - The separation and distribution agreement contains key provisions related to the separation of Solventum from 3M, including the transfer of assets and assumptions of liabilities. In connection with this agreement, certain assets and liabilities included in the Company's condensed combined balance sheet as of March 31, 2024 were retained by 3M and certain assets and liabilities not included in the Company’s condensed combined balance sheet as of March 31, 2024 were transferred to Solventum as of the date of separation. Separation related adjustments resulted in a decrease to net assets and total equity of $1.1 billion and are reflected in the “Net transfers to 3M” line item of the condensed consolidated and combined statements of changes in equity. The impact on net assets primarily represent liabilities payable to 3M for services received prior to Spin-Off as well as cash and accounts receivable retained by 3M.
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
2) Transition distribution services agreement. Provides that 3M and its affiliates will retain inventories of and purchase certain Solventum products from Solventum and its subsidiaries and distribute those products to Solventum’s customers. The transition distribution services agreement has an overall term of two years, with shorter terms for individual countries.
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
For the three and nine months ended September 30, 2024, Solventum recognized operating expense of $144 million and $231 million, respectively, related to services received under the above transition agreements between the Company and 3M and its affiliates.
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
•Master Supply Agreements - 3M and Solventum entered into master supply agreements in connection with the separation under which each agrees to supply the other with certain products. The term of the master supply agreements will initially be three years, which will extend automatically, with the length of the term extension subject to the parties' ability to identify a third-party supplier, and the ability for such third-party supplier to provide validated production samples. The Company recognized revenue and cost of sales associated with products sold to 3M of $17 million and $12 million, respectively, for the three months ended September 30, 2024. The Company recognized revenue and cost of sales associated with products sold to 3M of $27 million and $20 million, respectively, for the nine months ended September 30, 2024. Cost of sales related to purchases from 3M under the master supply agreements was $68 million for the three and nine months ended September 30, 2024.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the Transition Services Agreement, Transition Distribution Services Agreement, Transition Contract Manufacturing Agreements and Master Supply Agreements, reported on the Company’s condensed consolidated and combined financial statements:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2024	2023	2024	2023
Net sales of product	$17	$—	$27	$—
Cost of product	171	—	201	—
Selling, general and administrative expenses	63	—	135	—
Research and development expenses	2	—	5	—
Current amounts due from and due to 3M under various agreements described above are recognized within the “Due from related parties” and “Due to related parties”, as applicable, in the condensed consolidated and combined financial statements. Non-current amounts due to 3M in connection with the transition distribution services agreement were approximately $72 million at September 30, 2024 and were recognized in “Other liabilities” in the consolidated balance sheet.
Net Parent Investment
Net transfers to 3M are included within Net parent investment in the condensed consolidated and combined statements of changes in equity and within financing activities in the condensed consolidated and combined statements of cash flows and represent the net effect of transactions between the Company and 3M.
The reconciliation of net transfers to 3M between the condensed consolidated and combined changes in equity and the condensed consolidated and combined statements of cash flows are as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Net transfers to 3M on the condensed consolidated and combined changes in equity	$—	$(473)	$(8,575)	$(1,190)
Stock compensation expense	—	(6)	(4)	(32)
Multiemployer pension expense	—	(8)	(5)	(26)
Net balances transferred from 3M	$—	$—	$337	$—
Net transfers to 3M on the condensed consolidated and combined statements of cash flows	$—	$(487)	$(8,247)	$(1,248)

NOTE 15. Business Segments

Operating segments include components of an enterprise where separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. The Company’s operating activities are managed through four operating segments: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. There have been no changes to the composition of the segments or to financial information reported within each of the business segments. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Transactions among reportable segments are recorded at cost. No operating segments have been aggregated to form reportable segments.
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
Consistent accounting policies have been applied by all segments for all reporting periods. A description of our reportable segments has been provided in Note 1 to the audited combined financial statements within the Company’s Information Statement dated March 11, 2024.
Business Segment Information

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2024	2023	2024	2023
MedSurg	$1,182	$1,180	$3,463	$3,464
Dental Solutions	313	331	979	1,023
Health Information Systems	326	321	971	953
Purification and Filtration	238	242	721	721
Corporate and Unallocated	23	—	$45	$—
Total Company	$2,082	$2,074	$6,179	$6,161

	Three months ended September 30,		Nine months ended September 30,
Operating Performance (Millions)	2024	2023	2024	2023
MedSurg	$243	$307	$678	$829
Dental Solutions	72	114	272	349
Health Information Systems	105	114	317	304
Purification and Filtration	20	48	78	134
Total business segment operating income	440	583	1,345	1,616
Corporate and Unallocated:
Amortization expense	(88)	(92)	(261)	(276)
Other corporate and unallocated	(77)	13	(184)	(54)
Total Corporate and Unallocated	(165)	(79)	(445)	(330)
Total Company operating income	275	504	900	1,286

Interest expense, net	107	—	260	—
Other expense/(income), net	1	4	48	10
Income before income taxes	$167	$500	$592	$1,276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated and combined financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum Corporation (“Solventum,” or the “Company”) for the nine months ended September 30, 2024 and 2023. For a full understanding of our financial condition and results of operations, the below discussion should be read alongside the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2024, which became effective on March 13, 2024 (the “Information Statement”). This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors.” Actual results may differ materially from these expectations. See “Cautionary Note Regarding Forward-Looking Statements.”
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. Certain columns and rows within tables may not add up due to the use of rounded numbers.
Unless the context otherwise requires, references to “Solventum” and the “Company” refer to (i) 3M’s Health Care Business prior to the Spin-Off as a carve-out business of 3M with related condensed combined financial statements and (ii) Solventum Corporation and its subsidiaries following the Spin-Off with related condensed consolidated and combined financial statements.
Transition to Standalone Company
Solventum utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare historical combined financial statements and condensed combined financial statements. The condensed combined financial statements herein for periods prior to the Spin-Off may not be indicative of the Company’s future performance, do not necessarily include the actual expenses that would have been incurred by Solventum, and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the historical periods presented.
In particular, Solventum benefited from 3M’s long operating history, reputation and well-known brand. Following the separation, Solventum is operating under its own brand, and accordingly may be negatively impacted due to the loss of benefits conferred by 3M’s brand recognition and reputation. In addition, the debt obligations incurred by Solventum in connection with the separation will adversely affect its profitability and could affect its ability to use its cash flow for investing in the business, strategic transactions, including mergers and acquisitions, and returning capital. See Note 1, “Organization and Basis of Presentation” to the condensed consolidated and combined financial statements and Item II, Part 1A “Risk Factors” for additional information.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Solventum’s financial statements with a narrative from the perspective of management. Solventum’s MD&A is presented in the following sections:
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
References are made to organic sales change, which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures. Other, as comprised in the tables below, includes acquisition and divestiture-related activities. Acquisitions include non-health care related supply agreements that conveyed from 3M to the Company at Spin-Off and sales from new supply agreements with 3M that commenced at Spin-Off. Divestiture impacts include lost sales from the Company’s dental anesthetics business that was sold in August 2023 as well as lost sales of certain health care businesses retained by 3M India in connection with the Spin-Off. Solventum believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Sales and operating income by business segment:
The following tables contain sales and operating results by business segment for all periods presented. The Company’s use of the term “NM” reflects results considered not material due to not having material activity in comparable prior years. Refer to the section entitled “—Performance by Business Segment” below for discussion of sales change and operating performance. Refer to Note 15 to the condensed consolidated and combined financial statements for additional information on business segments.
Segment and Total Company Net Sales

	Three months ended September 30,		Increase/(Decrease)
(Dollars in millions)	2024	2023	Total	Currency Impact	Other	Organic
Segment Sales
MedSurg	$1,182	$1,180	0.1%	(0.1)%	(0.7)%	1.0%
Dental Solutions	313	331	(5.2)	—	(1.2)	(3.9)
Health Information Systems	326	321	1.5	0.1	—	1.5
Purification and Filtration	238	242	(1.5)	—	(1.1)	(0.3)
Corporate and Unallocated	23	—	NM	NM	NM	NM
Total Company	$2,082	$2,074	0.4%	(0.1)%	0.2%	0.3%

	Nine months ended September 30,		Increase/(Decrease)
(Dollars in millions)	2024	2023	Total	Currency Impact	Other	Organic
Segment Sales
MedSurg	$3,463	$3,464	—%	(0.6)%	(0.5)%	1.1%
Dental Solutions	979	1,023	(4.3)	(0.6)	(1.9)	(1.8)
Health Information Systems	971	953	1.8	—	—	1.8
Purification and Filtration	721	721	0.1	(0.7)	(0.9)	1.7
Corporate and Unallocated	45	—	NM	NM	NM	NM
Total Company	$6,179	$6,161	0.3%	(0.5)%	—%	0.8%

Segment and Total Company Operating Income

	Three months ended September 30,
(Dollars in millions)	2024	2023	2024 vs 2023 change
Segment Operating Income
MedSurg	$243	$307	(20.8)%
Dental Solutions	72	114	(36.8)
Health Information Systems	105	114	(7.9)
Purification and Filtration	20	48	(58.3)
Corporate and Unallocated	(165)	(79)	108.9
Total Company	$275	$504	(45.4)%

	Nine months ended September 30,
(Dollars in millions)	2024	2023	2024 vs 2023 change
Segment Operating Income
MedSurg	$678	$829	(18.2)%
Dental Solutions	272	349	(22.1)
Health Information Systems	317	304	4.3
Purification and Filtration	78	134	(41.8)
Corporate and Unallocated	(445)	(330)	34.8
Total Company	$900	$1,286	(30.0)%
Net Sales by Geographic Area
Percent change information compares the three and nine months ended September 30, 2024 with the same period for the prior year, unless otherwise indicated.

	Three months ended September 30, 2024
	United States	International	Worldwide
Net sales (millions)	$1,217	$865	$2,082
% of worldwide sales	58.5%	41.5%	100.0%
Increase/(decrease)
Total	4.1%	(4.5)%	0.4%
Currency impact	—	(0.1)	(0.1)
Other	1.9	(1.9)	0.2
Organic	2.2%	(2.5)%	0.3%

	Nine months ended September 30, 2024
	United States	International	Worldwide
Net sales (millions)	$3,532	$2,647	$6,179
% of worldwide sales	57.2%	42.8%	100.0%
Increase/(decrease)
Total	3.4%	(3.6)%	0.3%
Currency impact	—	(1.2)	(0.5)
Other	1.4	(1.8)	—
Organic	2.0%	(0.6)%	0.8%
Additional information beyond what is included in the preceding table is as follows:
Third quarter 2024 results
•In the United States both total sales and organic sales increased. Organic growth was led by MedSurg and Health Information Systems.
•In International, both total sales and organic sales decreased. Organic growth decline was led by MedSurg and Dental Solutions.

First nine months 2024 results
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
The stronger U.S. dollar had an immaterial worldwide impact on sales for the third quarter of 2024 compared to the same period last year. The stronger U.S. dollar had a negative worldwide impact on sales of less than 1 percent in the first nine months of 2024 compared to the first nine months of 2023. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings for the third quarter and first nine months of 2024 compared to the same periods last year.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.

Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
(Percent of corresponding net sales)	2024	2023	Change	2024	2023	Change
Cost of product	49.3%	47.0%	2.3%	49.1%	47.6%	1.5%
Cost of software and rentals	26.2	24.3	1.9	25.8	25.8	—
Costs of Product
Costs of product includes manufacturing, engineering and freight costs.
Costs of product, measured as a percent of sales of product, increased in the third quarter of 2024 when compared to the third quarter of 2023. The increase was driven by increased costs due to the impact of higher costs on inventory sourced under the master supply and transition manufacturing agreements with 3M and due to the cost of other transition support provided by 3M.
Costs of product, measured as a percent of sales of product, increased in the first nine months of 2024 when compared to the first nine months of 2023. The increase was driven by increased costs due to the impact of higher costs on inventory sourced under the master supply and transition manufacturing agreements with 3M and due to the cost of other transition support provided by 3M. These costs were partially offset by a sales price benefit.
Costs of Software and Rentals
Costs of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and freight costs related to our hardware rental units.
Costs of software and rentals, measured as a percent of sales of software and rentals, increased during the third quarter of 2024 as compared to the same period last year due to the impact of lower rental equipment revenue. Costs of software and rentals, measured as a percent of sales of software and rentals, were flat for the first nine months of 2024 as compared to the same period last year driven by higher software sales offset by higher compensation costs and lower rental revenue.

	Three months ended September 30,			Nine months ended September 30,
(Percent of total net sales)	2024	2023	Change	2024	2023	Change
Selling, general and administrative (SG&A)	33.7%	25.3%	8.4%	32.3%	27.3%	5.0%
Research and development (R&D)	9.1	8.7	0.4	9.3	9.2	0.1
Operating Income	13.2	24.3	(11.1)	14.6	20.9	(6.3)
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in both the third quarter and first nine months of 2024 when compared to the same periods last year. The increase in both periods was driven by higher compensation, including equity- based awards, and higher costs associated with both initial stand-up and ongoing operations to support a standalone company.
Research and Development
R&D, measured as a percent of total net sales, increased in both the third quarter and the first nine months of 2024 when compared to the same periods last year due to higher compensation costs.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Interest expense, net	$107	$—	$260	$—
Other expense (income), net	1	4	$48	$10

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net increased in both the third quarter and first nine months of 2024 as compared to the same periods last year due to interest incurred on the February 2024 issuance of senior notes and March draw on the senior term loan credit facilities. Refer to Note 8 to the financial statements for more information. This increase was partially offset by interest earned from cash and marketable securities held during the period.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and currency-related impacts from foreign currency translation. Other expense (income), net decreased slightly for the third quarter of 2024 as compared to the same period last year. Other expense (income), net increased for the first nine months of 2024 as compared to the same period last year resulting from charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
Provision (benefit) for Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income/loss)	2024	2023	2024	2023
Effective tax rate	26.9%	8.0%	24.3%	15.8%

Refer to Note 7 to the financial statements for further discussion of income taxes.

Performance by Business Segment
Note 14 to the audited combined financial statements within the Company’s Information Statement provides an overview of Solventum’s business segments. In addition, disclosures relating to Solventum’s segments are provided in Note 15 to the accompanying condensed consolidated and combined financial statements. We manage our operations in four business segments. The reportable segments are MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. Our Chief Operating Decision Maker evaluates segment operating performance using net sales and business segment operating income.
Corporate and Unallocated
In addition to the four business segments, the Company assigns certain costs to “Corporate and Unallocated,” which is presented separately in Note 15 to the condensed consolidated and combined financial statements. Corporate and Unallocated includes amortization of acquired intangible assets, restructuring and related charges, benefits or costs related to capitalized manufacturing variances, Spin-Off and separation related costs and other net costs that the Company chose not to allocate directly to its business segments. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone Company, including system implementations, manufacturing relocation, legal entity separation, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs.
Corporate and Unallocated also includes sales and cost of sales related to product supplied to 3M and other supply agreements related to legacy 3M non-health care business that were assumed by the Company at Spin-Off. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated net operating loss increased in both the third quarter and the first nine months of 2024 when compared to the same period last year as the Company had higher Spin-Off and separation related costs.
Operating Business Segments
Information related to the Company’s segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to the section entitled “Business” in Solventum’s Information Statement for discussion of products that are included in each business segment.
MedSurg (56.8% and 56.0% of consolidated sales for the three and nine months ended September 30, 2024)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales (millions)	$1,182	$1,180	$3,463	$3,464
Increase/(decrease)
Organic	1.0%	1.4%	1.1%	1.4%
Other	(0.7)	—	(0.5)	—%
Currency impact	(0.1)	0.6	(0.6)	(1.1%)
Total	0.1%	2.0%	—%	0.3%

Business segment operating income (millions)	$243	$307	$678	$829
Percent change	(20.8)%	16.3%	(18.2)%	2.5%
Percent of sales	20.6%	26.0%	19.6%	23.9%
Third quarter 2024 results
Sales in MedSurg were up 0.1%:
•Organic sales growth was driven by volumes, including a benefit from I.V. site management and medical OEM products, partially offset by traditional negative pressure wound therapy.
•Volume growth continues to benefit from single-use negative pressure wound therapy.
•Other includes lost sales from certain health care businesses in India retained by 3M in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (0.1%).

Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher costs to stand-up and operate our standalone structure after Spin-Off.
First nine months 2024 results
Sales in MedSurg were flat:
•Positive price growth was driven by the impact from actions initiated during the prior year in response to higher material and labor input costs. The favorable impact of prior year price actions has and will continue to decline during the remainder of 2024.
•Organic growth was led by I.V. site management, medical OEM products, and single-use negative pressure wound therapy, partially offset by declines in sterilization assurance products and traditional negative pressure wound therapy.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (0.6%).
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher costs to stand-up and operate our standalone structure after Spin-Off.
Dental Solutions (15.0% and 15.8% of consolidated sales for the three and nine months ended September 30, 2024)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales (millions)	$313	$331	$979	$1,023
Increase/(decrease)
Organic	(3.9)%	7.7%	(1.8)%	3.2%
Other	(1.2)	(2.1)	(1.9)	(0.6)
Currency impact	—	1.5	(0.6)	(1.0)
Total	(5.2)%	7.1%	(4.3)%	1.6%

Business segment operating income (millions)	$72	$114	$272	$349
Percent change	(36.8)%	31.0%	(22.1)%	2.0%
Percent of sales	23.0%	34.4%	27.8%	34.1%
Third quarter 2024 results:
Sales in Dental Solutions were down (5.2)%:
•Lower volumes were driven by soft end-market demand.
•Other includes lost sales from the Company’s dental anesthetics business that was sold in August 2023 as well as certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation impact to sales was flat.
Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to stand-up and operate our standalone structure after Spin-Off in addition to the impact of lower sales volumes.
First nine months 2024 results:
Sales in Dental Solutions were down (4.3)%:
•Volume declines were partially offset by positive price growth. The favorable impact of prior year price actions decreased during the period and the impact of such price actions has and will continue to moderate through the remainder of 2024.
•Other is primarily driven by lost sales from the Company’s dental anesthetics business that was sold in August 2023 as well as certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (0.6%)

Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to stand-up and operate our standalone structure after Spin-Off, partially offset by the benefits from both higher price and lower manufacturing inflation.
Health Information Systems (15.7% and 15.7% of consolidated sales for the three and nine months ended September 30, 2024)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales (millions)	$326	$321	$971	$953
Increase/(decrease)
Organic	1.5%	3.9%	1.8%	5.2%
Other	—	—	—	—
Currency impact	0.1	0.3	—	(0.1)
Total	1.5%	4.2%	1.8%	5.1%

Business segment operating income (millions)	$105	$114	$317	$304
Percent change	(7.9)%	14.0%	4.3%	21.1%
Percent of sales	32.2%	35.5%	32.6%	31.9%
Third quarter 2024 results:
Sales in Health Information Systems were up 1.5%:
•Positive growth was driven by continued adoption of our 3MTM 360 EncompassTM, partially offset by performance management solutions and clinician productivity solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
Business segment operating income margin decreased when compared to the same period last year driven by higher compensation costs.
First nine months 2024 results:
Sales in Health Information Systems were up 1.8%:
•Positive growth was driven by continued adoption of our 3MTM 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
Business segment operating income margin increased when compared to the same period last year driven by a product mix benefit due to higher software sales and lower professional services, partially offset by higher compensation costs.
Purification and Filtration (11.4% and 11.7% of consolidated sales for the three and nine months ended September 30, 2024)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales (millions)	$238	$242	$721	$721
Increase/(decrease)
Organic	(0.3)%	1.4%	1.7%	(3.8)%
Other	(1.1)	—	(0.9)	—
Currency impact	—	1.6	(0.7)	(1.0)
Total	(1.5)%	3.0%	0.1%	(4.8)%

Business segment operating income (millions)	$20	$48	$78	$134
Percent change	(58.3)%	33.3%	(41.8)%	(13.5)%
Percent of sales	8.4%	19.8%	10.8%	18.6%

Third quarter 2024 results:
Sales in Purification and Filtration were down (1.5)%:
•Primarily driven by declines in drinking water filtration and membrane OEM product categories, partially offset by continued strength in bioprocessing filtration product category and added capacity coming online for industrial filtration product category.
•Other includes certain business in India retained by 3M in connection with the Spin-Off.
•Foreign currency translation impact to sales was flat.
Business segment operating income margin decreased due to a negative impact from costs to stand-up and operate our standalone structure after Spin-Off and sales mix.
First nine months 2024 results:
Sales in Purification and Filtration were up 0.1%:
•Primarily driven by higher volume growth in our bioprocessing filtration product category. This growth was partially offset by a decline in our industrial filtration and drinking water filtration product categories.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted growth by (0.7%).
Business segment operating income margin decreased due to the negative impact from costs to stand-up and operate our standalone structure after Spin-Off and sales mix.

Financial Condition and Liquidity
The strength and stability of Solventum’s operating model and strong free cash flow capability provides financial flexibility and enables the Company to invest through business cycles. Historically, Solventum generated positive operating cash flows and a majority of such cash flows were transferred to 3M as part of 3M’s cash pooling arrangements, the effect of which is presented as Net parent investment in our condensed combined financial statements.
Upon completion of the Spin-Off, Solventum has ceased participation in 3M's cash pooling arrangement and our cash and cash equivalents are held and used solely for our own operations. The Company's capital structure, long-term commitments and sources of liquidity will change significantly from historical practices. For additional detail regarding changes to our capital structure, refer to the section entitled “Description of Material Indebtedness” in Solventum's Information Statement.
Debt and Credit Facilities
On February 16, 2024, the Company entered into a five-year $2.0 billion unsecured revolving credit facility expiring in 2029, an 18-month senior unsecured term loan facility of $500 million and a three-year senior unsecured term loan facility of $1.0 billion (collectively, the “Facilities”). In March 2024, the Company withdrew $1.48 billion under the Facilities. The funds from the Facilities were transferred to 3M as partial consideration for the Spin-Off.
On February 27, 2024, Solventum issued $6.9 billion of Senior Notes in preparation for the payment of partial consideration to 3M Company in connection with the Spin-Off.
In August 2024, the Company repaid $200 million of the outstanding principal amount from the 18-month senior unsecured term loan credit facility.
Refer to Note 8 for more information.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to an $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of September 30, 2024.

Cash, cash equivalents and marketable securities
As of September 30, 2024, Solventum had $772 million of cash and cash equivalents, of which approximately $570 million was held by the Company’s foreign subsidiaries and approximately $202 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2023, Solventum had $194 million of cash and cash equivalents, of which approximately $150 million was held by the Company’s foreign subsidiaries and $44 million was held in the United States. The increase from December 31, 2023 resulted from both cash retained by the Company at Spin-Off and operating cash generated by the Company subsequent to the Spin-Off.
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
Cash Flows from Operating Activities:

	Nine months ended September 30,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income	$448	$1,074
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	405	422
Postretirement benefit plan expense	30	31
Stock-based compensation expense	87	32
Gain on business divestitures	—	(56)
Deferred income taxes	(93)	(99)
Changes in assets and liabilities
Accounts receivable	14	(24)
Due from related parties	200	—
Inventories	(99)	(7)
Accounts payable	200	48
Due to related parties	(393)	—
All other operating activities	167	(53)
Net cash provided by operating activities	$966	$1,368
In the first nine months of 2024, cash flows provided by operating activities decreased compared to the first nine months of 2023 primarily due to lower net income, partially offset by payments from related parties. The benefit in accounts payable is largely offset by amounts due to related parties as the Company reimburses 3M for certain procurement activities managed through 3M's IT systems. In addition to this procurement activity, due to related parties also includes cash paid to 3M for operating transactions with Solventum entities prior to the Spin-Off and the net impact of payables and associated payments related to transition agreements with 3M.
Cash Flows from Investing Activities:

	Nine months ended September 30,
(Millions)	2024	2023
Cash Flows from Investing Activities
Purchases of property, plant and equipment	$(253)	$(202)
Proceeds from sale of business	—	60
Net cash used in investing activities	$(253)	$(142)

Purchases of property, plant and equipment increased in the first nine months of 2024 as compared to the first nine months of 2023. The increase is primarily driven by the timing of investment spend. The Company is focused on investments to support growth, renewal and maintenance programs, environmental health services, and relocating manufacturing operations currently co-located within 3M facilities.

Cash Flows from Financing Activities:

	Nine months ended September 30,
(Millions)	2024	2023
Cash Flows from Financing Activities
Repayment of debt	$(200)	$—
Net transfers to 3M	(8,247)	(1,248)
Proceeds from long-term debt, net of issuance costs	8,303	—
Other — net	8	2
Net cash provided by (used in) financing activities	$(136)	$(1,246)
Repayment of debt is related to the August 2024 repayment of $200 million outstanding principal from the 18-month senior unsecured term loan credit facility.
Proceeds from debt of $8.3 billion were related to the first quarter issuance of $6.9 billion in senior notes and $1.5 billion in senior term loan credit facilities. The proceeds from these financing transactions were transferred to 3M in connection with the Spin-Off transaction, other than the amounts retained in order to achieve the $600 million retained cash target.

Material Cash Requirements from Known Contractual and Other Obligations:
Solventum’s material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the condensed consolidated and combined financial statements and the audited combined financial statements included in the Information Statement:
•Tax obligations—Refer to Note 9 to the audited combined financial statements and Note 7 to the unaudited condensed consolidated and combined financial statements.
•Debt—Refer to Note 8 to the unaudited condensed consolidated and combined financial statements.
•Commitments and contingencies—Refer to Note 11 to the audited combined financial statements and Note 11 to the unaudited condensed consolidated and combined financial statements.
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

Cautionary Note Concerning Forward Looking Statements
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

All statements that reflect Solventum’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Solventum’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Solventum believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:

•the effects of, and changes in, worldwide economic, political, regulatory, international, trade and geopolitical conditions, natural disasters, war, public health crises, and other events beyond Solventum’s control;
•unexpected events, such as those related to the COVID-19 public health crisis;
•operational execution risks;
•damage to our reputation or our brands;
•risks from acquisitions, strategic alliances, divestitures and other strategic events;
•Solventum’s business dealings involving third-party partners in various markets;
•Solventum’s ability to access the capital and credit markets and changes in Solventum’s credit ratings;
•exposure to interest rate and currency risks;
•the highly competitive environment in which Solventum operates and consolidation in the healthcare industry;
•reduction in customers’ research budgets or government funding;
•the timing and market acceptance of Solventum’s new product and service offerings;
•ongoing working relationships with certain key healthcare professionals;
•changes in reimbursement practices of governments or private payers or other cost containment measures;
•Solventum’s ability to obtain components or raw materials supplied by third parties and other manufacturing and related supply chain difficulties, interruptions, and disruptive factors;
•legal and regulatory proceedings and legal compliance risks (including third-party risks) with regards to antitrust, Foreign Corrupt Practices Act (FCPA) and other anti-bribery laws, environmental laws, anti-kickback and false claims laws, privacy laws, tax laws, and other laws and regulations in the United States and other countries in which Solventum operates;
•potential liabilities related to a broad group of perfluoroalkyl and polyfluoroalkyl substances, collectively known as “PFAS”;
•risks related to the highly regulated environment in which Solventum operates;
•risks associated with product liability claims;
•climate change and measures to address climate change;
•security breaches and other disruptions to information technology infrastructure;
•Solventum’s failure to obtain, maintain, protect, or effectively enforce its intellectual property rights;
•pension and postretirement obligation liabilities;
•any failure by 3M to perform any of its obligations under the various separation agreements in connection with the separation and distribution;
•any failure to realize the expected benefits of the separation, and/or that the separation will not be completed within the expected time frame, on the expected terms or at all;
•a determination by the IRS or other tax authorities that the distribution or certain related transactions should be treated as taxable transactions;
•expected financing transactions undertaken in connection with the separation and risks associated with additional indebtedness;
•the risk that incremental costs of operating on a standalone basis (including the loss of synergies), costs of restructuring transactions and other costs incurred in connection with the separation will exceed Solventum’s estimates; and
•the impact of the separation on its businesses and the risk that the separation may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
The above list is not exhaustive or necessarily set forth in the order of importance. Forward-looking statements are based on certain assumptions and expectations of future events and trends, and actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Solventum assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Concentration of Credit Risk:
Solventum’s sales are not materially dependent on any single customer. For the three and nine months ended September 30, 2024 and September 30, 2023, no one individual customer or group of affiliated customers represented more than 10 percent of the Company's total sales. At September 30, 2024 no customers represented more than 10 percent of the Company's total accounts receivable balance and at December 31, 2023, one customer accounted for approximately 10 percent of Solventum’s total accounts receivable balance. Credit risk associated with the Company’s accounts receivable is representative of the geographic, industry, and customer diversity associated with the global businesses.
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

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2024
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Certain of these patents and trademarks are now owned by Solventum’s affiliate Solventum Intellectual Properties Company, but registered title has not yet been assigned to Solventum Intellectual Properties Company. As authorized under 3M’s specific license granted by the Office of Foreign Assets Control, during the three months ended September 30, 2024, a third-party IP service provider/counsel paid on behalf of 3M a renewal fee of $130 to the Iran Intellectual Property Office’s account with Bank Melli, which was designated pursuant to Executive Order 13224, to maintain a trademark owned by Solventum that has registered title held by 3M. Solventum did not direct this activity and understands that 3M plans to continue these IP rights protection activities as authorized under its specific license.

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

3.1	Amended and Restated Certificate of Incorporation of Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)
3.2	Amended and Restated Bylaws of Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed September 26, 2024)
10.1	Transition Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.2	Tax Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.3	Employee Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*
10.4
Transition Distribution Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*+

10.5
Transition Contract Manufacturing Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (3M Company as contract manufacturer) (incorporated by reference from Solventum Corporation's Form 8-K, filed April 4, 2024)*

10.6
Stockholder's and Registration's Rights Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation’s Form 8-K, filed April 4, 2024)*

10.7
Intellectual Property Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation’s Form 8-K, filed April 4, 2024)*

10.8	3M Trademark Use Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation’s Form 8-K, filed April 4, 2024)*+
10.9
Transitional Trademark Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation’s Form 8-K, filed April 4, 2024)*+

10.10	Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation’s Form 8-K , filed April 4, 2024)
10.11	Reverse Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation (incorporated by reference from Solventum Corporation’s Form 8-K, filed April 4, 2024)*
10.12	Solventum Corporate 2024 Long-Term Incentive Plan, as amended (incorporated by reference from Solventum Corporation’s Registration Statement on Form S-8, filed April 1, 2024)
10.13	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement (incorporated by reference from Solventum Corporation’s Form 8-K filed May 17, 2024)
10.14	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement For Non-Employee Directors (incorporated by reference from Solventum Corporation’s Form 8-K filed May 17, 2024)
10.15	Solventum 2024 Long-Term Incentive Plan Performance Share Unit Awards Agreement (incorporated by reference from Solventum Corporation’s Form 8-K filed May 17, 2024)
10.16	Solventum Annual Incentive Plan (incorporated by reference from Solventum Corporation’s Form 8-K , filed April 4, 2024)
10.17	Solventum Executive Severance Plan (incorporated by reference from Solventum Corporation’s Form 8-K , filed April 4, 2024)
10.18	Solventum VIP Excess Plan (incorporated by reference from Solventum Corporation’s Registration Statement on Form S-8, filed April 1, 2024)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: November 8, 2024
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)