Form 10-Q
period 2025-03-31
Solventum Corp
filed 2025-05-09
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2025
Common Stock, $0.01 par value per share	173,012,922

SOLVENTUM CORPORATION
Form 10-Q for the period ended March 31, 2025

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2025
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(Millions, except per share data)	2025	2024
Net sales of product	$1,597	$1,553
Net sales of software and rentals	473	463
Total net sales	2,070	2,016
Cost of product	835	725
Cost of software and rentals	121	119
Gross profit	1,114	1,172
Selling, general and administrative expenses	769	596
Research and development expenses	193	195
Operating income	152	381
Interest expense, net	104	39
Other expense (income), net	11	13
Income before income taxes	38	329
Provision for (benefit from) income taxes	(99)	92
Net income	$137	$237

Earnings per share:
Basic earnings per share	$0.79	$1.37
Diluted earnings per share	0.78	1.37
Weighted-average number of shares outstanding:
Basic	173.7	172.7
Diluted	174.8	172.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(Millions)	2025	2024
Net income	$137	$237
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	154	(86)
Defined benefit pension and postretirement plans	14	—
Cash flow hedging instruments	(11)	—
Total other comprehensive income (loss), net of tax	157	(86)
Comprehensive income	$294	$151
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Millions, except share information)	2025	2024
Assets
Current assets
Cash and cash equivalents	$534	$762
Accounts receivable — net of allowances of $83 and $86	926	1,044
Due from related parties	185	185
Inventories
Finished goods	484	539
Work in process	171	190
Raw materials and supplies	211	236
Total inventories	866	965
Other current assets	249	293
Current assets held for sale	293	—
Total current assets	3,053	3,249
Property, plant and equipment — net	1,198	1,622
Goodwill	4,991	6,377
Intangible assets — net	2,365	2,544
Other assets	814	665
Non-current assets held for sale	2,106	—
Total assets	$14,527	$14,457
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$100	$200
Accounts payable	604	618
Due to related parties	356	272
Unearned revenue	558	572
Other current liabilities	891	1,041
Current liabilities held for sale	57	—
Total current liabilities	2,566	2,703
Long-term debt	7,813	7,810
Pension and postretirement benefits	334	350
Deferred income taxes	226	225
Other liabilities	279	410
Non-current liabilities held for sale	47	—
Total liabilities	$11,265	$11,498
Commitments and contingencies (Note 12)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$2
Shares issued and outstanding - March 31, 2025: 173,008,211
Shares issued and outstanding - December 31, 2024: 172,785,606
Additional paid-in-capital	3,781	3,771
Retained earnings	378	242
Accumulated other comprehensive income (loss)	(899)	(1,056)
Total equity	3,262	2,959
Total liabilities and equity	$14,527	$14,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended March 31, 2025 and March 31, 2024

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	173	$2	$3,771	$242	$—	$(1,056)	$2,959
Net income	—	—	—	137	—	—	137
Other comprehensive income (loss), net of tax	—	—	—	—	—	157	157
Net transfers to 3M	—	—	(31)	—	—	—	(31)
Stock-based compensation	—	—	49	—	—	—	49
Common stock for tax withholding obligations	—	—	(8)	—	—	—	(8)
Balance at March 31, 2025	173	$2	$3,781	$378	$—	$(899)	$3,262

Balance at December 31, 2023	—	$—	$—	$—	$12,003	$(337)	$11,666
Net income	—	—	—	—	237	—	237
Other comprehensive income (loss), net of tax	—	—	—	—	—	(86)	(86)
Net transfers to 3M	—	—	—	—	(7,431)	(535)	(7,966)
Balance at March 31, 2024	—	$—	$—	$—	$4,809	$(958)	$3,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(Millions)	2025	2024
Cash Flows from Operating Activities
Net income	$137	$237
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	129	139
Pension and postretirement benefit expense	15	9
Stock-based compensation expense	49	4
Deferred income taxes	(144)	(25)
Changes in assets and liabilities
Accounts receivable	6	78
Due from related parties	5	—
Inventories	(32)	(52)
Accounts payable	9	115
Due to related parties	(6)	—
Accrued compensation	(95)	(46)
All other operating activities	(44)	(17)
Net cash provided by operating activities	29	442

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(109)	(102)
Other — net	(5)	—
Net cash used in investing activities	(114)	(102)

Cash Flows from Financing Activities
Repayment of debt	(100)	—
Net transfers to 3M	(31)	(7,851)
Proceeds from long-term debt, net of issuance costs	—	8,303
Other — net	(8)	10
Net cash (used in) provided by financing activities	(139)	462

Effect of exchange rate changes on cash and cash equivalents	1	—

Net increase (decrease) in cash and cash equivalents	(223)	802
Cash and cash equivalents at beginning of period	762	194
Less: Cash and cash equivalents within held for sale	(5)	—
Cash and cash equivalents at end of period	$534	$996
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. Significant Accounting Policies
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
On February 25, 2025, the Company entered into a definitive agreement to sell its Purification and Filtration business to Thermo Fisher Scientific Inc. for $4.1 billion. Refer to Note 3, "Acquisitions and Divestitures" for additional information.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and present the financial position, results of operations, and cash flows for the periods presented. The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim periods are not necessarily indicative of results for the full year.
Effective April 1, 2024, the Company’s financial statements are presented on a consolidated basis, as the Spin-Off was completed on such date. Prior to April 1, 2024, Solventum was a carve-out business of 3M. The Company's financial statements prior to April 1, 2024 were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of 3M, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by 3M. The financial statements included in this interim report are referred to as the “Condensed Consolidated Financial Statements” for all periods presented.
Amounts reported within this interim report are rounded to the nearest million and the sum of the components may not equal the total amount reported due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
All intercompany transactions and balances within Solventum have been eliminated. These unaudited condensed consolidated financial statements include certain transactions with 3M, which are disclosed as related party transactions in Note 16, “Related Parties”.
The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

New Accounting Pronouncements
The table below provides summaries of recently issued financial accounting standards.

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

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $220 million of the December 31, 2024 balance was recognized as revenue during the three months ended March 31, 2025, while approximately $240 million of the December 31, 2023 balance was recognized as revenue during the three months ended March 31, 2024.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $144 million for the three months ended March 31, 2025, and $146 million for the three months ended March 31, 2024.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2025 or 2024. Additionally, no customers accounted for more than 10% of accounts receivable as of March 31, 2025 or December 31, 2024.
NOTE 3. Acquisitions and Divestitures
Acquisitions
The Company had no acquisitions during the three months ended March 31, 2025 or 2024.
Divestitures
On February 25, 2025, the Company entered into a definitive agreement to sell its Purification and Filtration business to Thermo Fisher Scientific Inc. for $4.1 billion. The closing of the transaction is expected to be completed by the end of the 2025 calendar year, subject to regulatory approvals and customary closing conditions.
The Company concluded that the Purification and Filtration business met the criteria to be classified as held for sale in February 2025. Accordingly, the Company has separately reflected the held for sale assets and liabilities of the Purification and Filtration business on its condensed consolidated balance sheets as of March 31, 2025.

The major classes of assets and liabilities classified as held for sale are as follows:

March 31,
(Millions)	2025
Accounts receivables — net of allowances	$127
Inventories	144
Other current assets	22
Current assets held for sale	293
Property, plant and equipment — net	503
Goodwill	1,494
Intangible assets — net	106
Other assets	3
Non-current assets held for sale	2,106
Accounts payable	17
Other current liabilities	40
Current liabilities held for sale	57
Pension and postretirement benefits	29
Other liabilities	18
Non-current liabilities held for sale	$47
The Company determined that the sale of the Purification and Filtration business did not meet the criteria to be reported as discontinued operations. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of the Purification and Filtration business, including its significance to the Company’s overall strategy, net sales and operating income, and determined that those conditions for discontinued operations presentation had not been met.
NOTE 4. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the three months ended March 31, 2025.
The goodwill balance by business segment is as follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	Purification and Filtration	Total
Balance as of December 31, 2024	$3,597	$439	$871	$1,470	$6,377
Translation impact	70	13	1	24	108
Amount reclassified as held for sale	—	—	—	(1,494)	(1,494)
Balance as of March 31, 2025	$3,667	$452	$872	$—	$4,991
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets are as follows:

	March 31,	December 31,
(Millions)	2025	2024
Customer related intangible assets	$2,366	$2,720
Patents and other technology-based intangible assets	1,781	1,895
Tradenames and other amortizable intangible assets	634	729
Total gross carrying amount	4,781	5,344

Accumulated amortization — customer related	(985)	(1,208)
Accumulated amortization — patents and other technology-based	(1,146)	(1,224)
Accumulated amortization — tradenames and other	(285)	(368)
Total accumulated amortization	(2,416)	(2,800)

Total intangible assets — net	$2,365	$2,544

Amortization expense was as follows:

	Three months ended March 31,
(Millions)	2025	2024
Amortization expense	$81	$87
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2025 is as follows:

(Millions)	Remainder of 2025	2026	2027	2028	2029	2030	After 2030
Amortization expense	$228	$306	$298	$294	$256	$151	$832
NOTE 5. Other Current Liabilities
Other current liabilities included in the condensed consolidated balance sheets consist of the following:

	March 31,	December 31,
(Millions)	2025	2024
Other current liabilities
Accrued compensation and withholdings	$217	$309
Accrued taxes	140	122
Accrued rebates	139	146
Accrued interest	64	114
Other	331	350
Total other current liabilities	$891	$1,041
NOTE 6. Property, Plant, and Equipment - Net
Property, plant and equipment - net consisted of the following:

	March 31,	December 31,
(Millions)	2025	2024
Property, plant and equipment - at cost
Buildings and leasehold improvements	$784	$956
Machinery and equipment	1,705	2,150
Construction in progress	375	504
Gross property, plant and equipment	2,864	3,610
Accumulated depreciation	(1,666)	(1,988)
Property, plant and equipment - net	$1,198	$1,622
Depreciation expense consisted of the following:

	Three months ended March 31,
(Millions)	2025	2024
Depreciation expense	$42	$44

NOTE 7. Comprehensive Income Information
Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended March 31, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax:	$(550)	$(526)	$20	$(1,056)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	151	—	(11)	140
Amounts reclassified out	—	19	(3)	16
Total other comprehensive income (loss), before tax	151	19	(14)	156
Tax effect	3	(5)	3	1
Total other comprehensive income (loss), net of tax	154	14	(11)	157
Balance at March 31, 2025, net of tax:	$(396)	$(512)	$9	$(899)
Three months ended March 31, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(347)	$10	$—	$(337)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(98)	—	—	(98)
Amounts reclassified out	12	—	—	12
Total other comprehensive income (loss), before tax	(86)	—	—	(86)
Tax effect	—	—	—	—
Total other comprehensive income (loss), net of tax	(86)	—	—	(86)
Transfers from 3M, net of tax	—	(535)	—	(535)
Balance at March 31, 2024, net of tax:	$(433)	$(525)	$—	$(958)
Additional details on the amounts reclassified from AOCI into consolidated income include:
•Cumulative translation adjustment: amounts were reclassified into other expense (income), net and were related to charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
•Defined benefit pension and postretirement plans: amounts were reclassified into other expense (income), net (see Note 10).
•Cash flow hedging: foreign currency forward contracts amounts were reclassified into cost of sales (see Note 11).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for (benefit from) income taxes.

NOTE 8. Income Taxes

The Company’s income tax provision through March 31, 2024 was prepared on a separate return basis. The income tax provision post Spin-Off is prepared based on a stand-alone basis.

The effective tax rates for the three months ended March 31, 2025 and 2024 were (262.1)% and 28.0%, respectively. The decrease in our effective tax rate is primarily due to tax benefit on the expected divestiture of the Purification and Filtration business and a different geographic mix of earnings.

In 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced Pillar Two Model Rules which call for the taxation of large multinational corporations at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal year 2024 or announced their plans to enact legislation in future years. In the three months ended March 31, 2025, the Company incurred an insignificant tax impact in connection with Pillar Two.

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
NOTE 9. Long-Term Debt and Short-Term Borrowings
Carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of March 31, 2025 and December 31, 2024 consisted of the following:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				March 31, 2025	December 31, 2024
Eighteen month senior term loan credit facility	USD Floating	5.79%	2025	$100	$200
Three year senior term loan credit facility	USD Floating	5.79	2027	979	979
$1 billion 5.45 percent three year senior notes	USD Fixed	5.37	2027	995	995
$1.5 billion 5.40 percent five year senior notes	USD Fixed	5.30	2029	1,488	1,487
$1 billion 5.45 percent seven year senior notes	USD Fixed	5.35	2031	991	990
$1.65 billion 5.60 percent ten year senior notes	USD Fixed	5.54	2034	1,636	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD Fixed	6.01	2054	1,232	1,231
$500 million 6.00 percent forty year senior notes	USD Fixed	6.15	2064	492	492
Other borrowings				—	—
Total long-term debt				7,913	8,010
Less: current portion of long-term debt				100	200
Long-term debt (excluding current portion)				$7,813	$7,810
Senior Notes
The Company’s borrowings include $6.9 billion aggregate principal amount of senior notes in six series with maturity dates ranging from 2027 through 2064 (collectively, the “Senior Notes”). The Senior Notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “Indenture”). The Indenture contains certain customary affirmative and negative covenants, including restrictions on the Company’s ability to consolidate, merge, convey, transfer or lease substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable. The Company is in compliance with all covenants related to the Senior Notes.

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
The Company intends to use the Credit Facilities for general corporate purposes. At March 31, 2025, there are no amounts outstanding under the 5-year Revolving Credit Facility. On March 7, 2024, the Company drew on the Term Loan Credit Facilities in the amount of $1.48 billion. These Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate (“SOFR”) index.
In March 2025, the Company paid $100 million of the aggregate principal amount outstanding under the eighteen month senior unsecured term loan credit facility.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of March 31, 2025.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of March 31, 2025. The maturities of long-term debt for the periods subsequent to March 31, 2025 are as follows (in millions):

Remainder of 2025	2026	2027	2028	2029	2030	After 2030	Total
$100	$—	$1,980	$—	$1,500	$—	$4,400	$7,980

Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At March 31, 2025, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $7.9 billion compared to a carrying value of $7.8 billion. At December 31, 2024, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $7.8 billion compared to a carrying value of $7.8 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.
NOTE 10. Pension and Postretirement Benefit Plans
Transfer of Solventum Sponsored Pension and Postretirement Benefit Plans
Historically, certain employees of Solventum participated in U.S. and non-U.S. retirement plans sponsored by 3M. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, 3M committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. During March 2024, in advance of the Spin-Off, all U.S. and most remaining 3M sponsored non-U.S. pension and postretirement plan obligations and assets with respect to current and former employees of Solventum were legally transferred to Solventum from 3M, except for certain assets held back within the 3M sponsored pension plans for regulatory purposes. Assets not yet delivered from 3M sponsored pension plans are already recognized within the Company's pension assets.
As these plans are sponsored by Solventum, they are accounted for as single employer plans. Therefore, the funded status is reflected in the condensed consolidated balance sheets, and the net periodic benefit costs are included in the condensed consolidated statements of income.
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

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
The service cost component of defined benefit net periodic benefit cost is recorded in cost of product; cost of software and rentals; selling, general and administrative; and research and development. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2025 and 2024 are as follows:
Three months ended March 31,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2025	2024	2025	2024	2025	2024
Net periodic benefit cost (benefit)
Operating expense
Service cost	$6	$—	$5	$4	$1	$—
Non-operating expense
Interest cost	24	—	5	5	3	—
Expected return on plan assets	(31)	—	(6)	(5)	(2)	—
Amortization of transition asset	—	—	—	—	—	—
Amortization of prior service benefit	—	—	—	—	—	—
Amortization of net actuarial loss	16	—	—	—	1	—
Settlements	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total non-operating expense (benefit)	9	—	(1)	—	2	—
Total net periodic benefit cost (benefit)	$15	$—	$4	$4	$3	$—
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition asset	$—	$—	$—	$—	$—	$—
Prior service cost (benefit)	—	—	—	—	—	—
Amortization of prior service benefit	—	—	—	—	—	—
Net actuarial (gain) loss	—	—	—	—	—	—
Amortization of net actuarial loss	(16)	—	—	—	(1)	—
Settlements	—	—	—	—	—	—
Foreign currency	—	—	—	—	—	—
Total recognized in other comprehensive (income) loss	(16)	—	—	—	(1)	—
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(1)	$—	$4	$4	$2	$—
During the three months ended March 31, 2025, the Company made cash contributions totaling $2 million to its U.S. pension plans and $4 million to its international pension plans. In 2025, the Company expects to make total cash contributions of approximately $21 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. Future contributions will depend on market conditions, interest rates and other factors.

NOTE 11. Derivatives
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
As of March 31, 2025, the Company had a balance of $9 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of March 31, 2025, Solventum expects to reclassify to earnings approximately $7 million after-tax net unrealized gain over the next 12 months based on exchange rates as of March 31, 2025.
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended March 31,
(Millions)	2025	2024
Foreign currency forward contracts	$(14)	$—
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
In March 2025, the Company entered into additional cross-currency swaps designated as net investment hedges of approximately $377 million.

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

Statement of Income Location and Impact of Derivative Instruments
The impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments for the three months ended March 31, 2025 was not material. The impact from derivative instruments designated in cash flow hedging relationships was reflected within cost of sales and the impact from derivatives not designated as hedging instruments was reflected within other expense (income), net on the condensed consolidated statements of income.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material.
Location, Fair Value, and Gross Notional Amounts of Derivative Instruments
The following tables summarize the fair value of Solventum’s derivative instruments and their location in the condensed consolidated balance sheets. Notional amounts below are presented at period end foreign exchange rates.

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	March 31,	December 31,		March 31,	December 31,		March 31,	December 31,
	2025	2024		2025	2024		2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$377	$355	Other current assets	$7	$17	Other current liabilities	$—	$—
Foreign currency forward contracts	159	157	Other assets	2	6	Other liabilities	1	—
Cross-currency swaps	756	380	Other assets	1	$10	Other liabilities	2	—
Total derivatives designated as hedging instruments	$1,292	$892		$10	$33		$3	$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$614	$397	Other current assets	$1	$—	Other current liabilities	$2	$—

Fair Value Disclosure: The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward contracts and cross-currency swaps. Solventum has determined that these derivatives are considered Level 2 fair value measurements. Solventum determines fair value using observable inputs including foreign currency exchange rates.
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
Solventum has elected to present the fair value of derivative assets and liabilities within the Company’s condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Solventum determined that the impact of the amount of eligible offsetting derivative assets and liabilities was not material if it had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the Solventum entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. For the periods presented, Solventum has not received cash collateral from derivative counterparties.

NOTE 12. Commitments and Contingencies
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
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the first quarter of 2025 and 2024, the Company recognized $12 million and no legal charges, respectively. During the first quarter of 2025 the Company made a payment of $3 million related to a legal settlement. At March 31, 2025 and December 31, 2024, accrued litigation costs were $35 million and $25 million, respectively.
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
3M is a named defendant in over 8,100 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement by and between Solventum and 3M (the “Separation and Distribution Agreement”), Solventum has agreed to indemnify 3M for uninsured liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
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
In addition to the federal MDL cases, there are seven state court personal injury cases relating to the Bair Hugger patient warming systems. Additionally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in knee and hip replacement surgeries involving medically obese people in Minnesota from May 2017 to the present.
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
As a result of a mediation held in November 2023, the relator-plaintiff and KCI reached an agreement in principle to settle the case and resolve all the remaining claims in this action, including the dismissal of the relator-plaintiff’s complaint with prejudice, subject to the agreement of the government and the parties’ negotiation and agreement of all remaining terms of the settlement. The KCI Defendants and relator-plaintiff have jointly requested that the court continue to hold in abeyance any hearing on the KCI Defendants’ pending Renewed Motion for Summary Judgment and any further proceedings in this case, to allow the parties to confer with counsel for the government and negotiate the remaining terms of the settlement agreement. The KCI Defendants and the relator-plaintiff submitted an updated status report to the court during January 2024 and updated status reports to the court periodically thereafter, most recently in March 2025. Under the terms of the Separation and Distribution Agreement, Solventum has agreed to indemnify 3M for liabilities related to this matter, to manage the litigation, and pay for related legal expenses.
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
Warranties/Guarantees
The Company had approximately $51 million and $40 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at March 31, 2025 and December 31, 2024, respectively. These instruments are utilized in connection with normal business activities. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.
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
The related restructuring charges for periods presented were recorded in the condensed consolidated statement of income as follows:

Three months ended March 31,
(Millions)	2025
Cost of product	$10
Cost of software and rentals	—
Selling, general and administrative expenses	5
Research and development expenses	3
Total operating income impact	$18

Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits	Asset-Related and Other	Total
Expense incurred in 2024	$46	$16	$62
Non-cash changes	—	(8)	(8)
Cash payments	(1)	—	(1)
Accrued liabilities as of December 31, 2024	$45	$8	$53
Expense incurred in 2025	$14	$4	$18
Non-cash changes	—	(4)	(4)
Cash payments	(38)	—	(38)
Accrued liabilities as of March 31, 2025	$21	$8	$29
Asset-related and other primarily includes charges associated with asset write-offs and other contractual third party termination costs. All program charges were recognized within Corporate and are not included within business segment results.

NOTE 14. Earnings Per Share
Prior to the completion of the Spin-Off, the Company had no common shares issued and outstanding. On April 1, 2024, there were 172,709,505 shares of Solventum common stock issued and outstanding as part of the Distribution. This share amount is utilized for the calculation of basic and diluted earnings per share ("EPS") for all periods presented prior to the Spin-Off. For the three months ended March 31, 2024, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
Subsequent to Spin-Off, the dilutive effect of outstanding stock options, restricted stock units ("RSUs") and performance share units ("PSUs") is reflected in the calculation of EPS using the treasury stock method. As of March 31, 2025, diluted EPS excludes 4.1 million shares issuable under stock-based compensation plans because the effect would have been antidilutive. For periods prior to the Spin-Off, there were no dilutive equity instruments as there were no equity awards of Solventum outstanding prior to the Spin-Off.
The computations for basic and diluted EPS are as follows:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2025	2024
Numerator:
Net income	$137	$237

Denominator:
Weighted average common shares outstanding – basic	173.7	172.7
Dilution associated with stock-based compensation plans	1.1	—
Weighted average common shares outstanding – diluted	174.8	172.7

Basic earnings per share	$0.79	$1.37
Diluted earnings per share	$0.78	$1.37

NOTE 15. Stock-Based Compensation
Solventum grants annual stock-based compensation awards to certain employees and non-employee directors. In 2025, the Company's annual grant occurred in the first quarter and included: 1.2 million RSUs that vest over 3 years with a weighted average grant date fair value of $75.74 and 0.4 million PSUs that vest based on a combination of service, performance and market conditions, with a weighted average grant date fair value of $83.15. The actual number of PSUs that vest could range from 0% to 200% of the target number of shares granted, and will be determined based on the Company's performance against financial targets and total shareholder return relative to a selected industry peer group; performance is measured over a three-year period ending December 31, 2027.
The annual grant contains a retirement provision whereby employees who have reached age 55 and completed ten years of service with the Company will continue to vest in their award after they retire. For these awards, expense is recognized over the required service period. The compensation cost of awards to grant recipients who meet these conditions on the grant date is recognized on the grant date.
Stock-Based Compensation Expense
Amounts recognized in the condensed consolidated financial statements related to stock-based compensation awards, including stock options, RSUs, and PSUs, are provided in the following table. Total stock-based compensation expense recognized in cost of product and cost of software and rentals has been combined in the table below as cost of sales. Capitalized stock-based compensation amounts were not material.

	Three months ended March 31,
(Millions)	2025	2024
Cost of sales	$5	$1
Selling, general and administrative expenses	36	3
Research and development expenses	8	—
Stock-based compensation expenses	49	4
Income tax benefits (expense)	(5)	2
Stock-based compensation expenses, net of tax	$44	$6

NOTE 16. Related Parties
Related Party Transactions Prior to Spin-Off
Prior to the Spin-Off, the Company participated in centralized 3M treasury programs. This arrangement was not reflective of the manner in which the Company would have financed its operations had it been a standalone business separate from 3M during the periods presented prior to April 1, 2024. All adjustments relating to certain transactions among the Company and 3M, which include the transfer of the balance of cash to and from 3M, transfer of the balance of cash held in centralized cash management arrangements to and from 3M, and pushdown of all costs of doing business that were paid on behalf of the Company by 3M, are excluded from the asset and liability balances in the condensed consolidated balance sheets and have instead been reported within Net parent investment as a component of equity.
Corporate Allocations
The condensed consolidated statements of income for periods prior to April 1, 2024 include general corporate expenses of 3M for services provided by 3M for certain corporate and shared service functions that were provided on a centralized basis, including the use of shared assets. Expenses had been included on a direct usage basis where costs were specifically identifiable to Solventum or allocated based on the Company’s pro rata proportion of 3M's revenue.
Management believes that the expense allocations were determined on a basis that was a reasonable reflection of the utilization of services provided for or the benefit received by the Company during each of the periods presented prior to April 1, 2024. The amounts that would have been incurred on a standalone basis could materially differ from the amounts allocated. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. There was no expense allocation activity from 3M after April 1, 2024.

3M expense allocations were recorded in the condensed consolidated statements of income within the following captions:

Three months ended March 31,
(Millions)	2024
Cost of product	$15
Cost of software and rentals	—
Selling, general and administrative expenses	177
Research and development expenses	28
Total	$220
Related Party Transactions After Spin-Off
Separation and Distribution Agreement and Other Related Party Transactions with 3M
In connection with the Spin-Off on April 1, 2024, the Company entered into or adopted several agreements that provide a framework for Solventum's relationship with 3M after the separation and distribution. Below is a summary of activity between Solventum and 3M for the periods presented:
•Separation related adjustments, which are the net impact of certain assets and liabilities that were retained by 3M and those that were transferred to Solventum as of March 31, 2024, resulted in a decrease to net assets and total equity of $1.1 billion in the second quarter of 2024. This activity was reflected in the “Net transfers to 3M” line item of the condensed consolidated statements of changes in equity. The impact on net assets primarily represents liabilities payable to 3M for services received prior to Spin-Off as well as cash and accounts receivable retained by 3M.
•Transition agreement expenses for the three months ended March 31, 2025 were $137 million and are related to services received under transition agreements between the Company and 3M and its affiliates. These expenses are reflected in cost of product and operating expense (which is comprised of selling, general and administrative and research and development expenses) on the Company's condensed consolidated statements of income.
•Master supply agreement activity for three months ended March 31, 2025 comprised of revenue and cost of sales associated with products sold to 3M of $20 million and $15 million, respectively. Cost of product related to purchases from 3M under the master supply agreements was $63 million for the three months ended March 31, 2025.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the transition and master supply agreements, reported in the Company’s condensed consolidated financial statements:

	Three months ended March 31,
(Amounts in millions)	2025	2024
Net sales of product	$20	$—
Cost of product	155	—
Selling, general and administrative expenses	67	—
Research and development expenses	3	—
Current amounts due from and due to 3M under various agreements described above are recognized within the “Due from related parties” and “Due to related parties,” as applicable, in the condensed consolidated financial statements. Non-current amounts due to 3M were approximately $66 million at March 31, 2025 and were recognized in “Other liabilities” in the condensed consolidated balance sheets.
Net Parent Investment
Net transfers to 3M are included within Net parent investment in the condensed consolidated statements of changes in equity and within financing activities in the condensed consolidated statements of cash flows and represent the net effect of transactions between the Company and 3M.

The reconciliation of net transfers to 3M between the condensed consolidated changes in equity and the condensed consolidated statements of cash flows are as follows:

	Three months ended March 31,
(Millions)	2025	2024
Net transfers to 3M on the condensed consolidated changes in equity	$(31)	$(7,431)
Stock compensation expense	—	(4)
Multiemployer pension expense	—	(5)
Net balances transferred from 3M	—	(411)
Net transfers to 3M on the condensed consolidated statements of cash flows	$(31)	$(7,851)

NOTE 17. Business Segments
Operating segments include components of an enterprise where separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. The primary profitability measurement used by the CODM to review segment operating results is segment operating income. The CODM uses segment operating income to allocate resources during the annual strategic planning process and then holds the segments accountable to the resourcing decisions during the annual budgeting process. The CODM does not use asset information by segment to evaluate operating segments as the CODM does not receive discrete asset information by segment. The Company’s operating activities are managed through four operating segments: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. There have been no changes to the composition of the segments or to financial information reported within each of the business segments. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Transactions among reportable segments are recorded at cost. No operating segments have been aggregated to form reportable segments.
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
Corporate and Unallocated also includes sales and cost of sales related to our agreements to supply 3M and other supply agreements assumed by the Company at Spin-Off related to legacy 3M businesses. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Business segment operating income is reconciled to total operating income and pre-tax income below.
Consistent accounting policies have been applied on a consolidated basis as well as by all segments for all reporting periods.

Business Segment Information and Disaggregated Net Sales

	Three months ended March 31,
Net Sales (Millions)	2025	2024
Advanced Wound Care	$448	$441
Infection Prevention and Surgical Solutions	710	678
MedSurg	1,157	1,119
Dental Solutions	328	335
Health Information Systems	329	317
Purification and Filtration	242	245
Corporate and Unallocated	13	—
Total Company	$2,070	$2,016

	Three months ended March 31,
Cost of Sales (Millions)	2025	2024
MedSurg	$548	$493
Dental Solutions	118	106
Health Information Systems	88	89
Purification and Filtration	134	136

	Three months ended March 31,
Operating Expenses (Millions)*	2025	2024
MedSurg	$404	$405
Dental Solutions	132	119
Health Information Systems	132	127
Purification and Filtration	73	70
* Operating expenses are comprised of selling, general and administrative expenses and research and development expenses as shown on the condensed consolidated statements of income.

	Three months ended March 31,
Operating Performance (Millions)	2025	2024
MedSurg	$206	$221
Dental Solutions	78	110
Health Information Systems	109	101
Purification and Filtration	35	39
Total business segment operating income	428	471
Corporate and Unallocated:
Amortization expense	(81)	(87)
Other corporate and unallocated	(195)	(3)
Total Corporate and Unallocated	(276)	(90)
Total Company operating income	152	381

Interest expense, net	104	39
Other expense/(income), net	11	13
Income before income taxes	$38	$329

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum for the three months ended March 31, 2025 and 2024. For full understanding of the Company's financial condition and results of operations, the below discussion should be read alongside the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in the Company's 2024 Annual Report on Form 10-K.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. Amounts reported within this interim report are rounded to the nearest million and the sum of the components may not equal the total amount reported due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding.
Unless the context otherwise requires, references to “Solventum” and the “Company” refer to (i) 3M’s Health Care Business prior to the Spin-Off as a carve-out business of 3M and (ii) Solventum Corporation and its subsidiaries following the Spin-Off.
Transition to Standalone Company
Solventum utilized allocations and carve-out methodologies through the date of the Spin-Off to prepare combined financial statements. The condensed consolidated financial statements herein for periods prior to the Spin-Off may not be indicative of the Company’s future performance, do not necessarily include the actual expenses that would have been incurred, and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the historical periods presented.
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
References are made to organic sales change, which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures, and to constant currency change, which is defined as the change in net sales absent the impact on sales from foreign currency translation. Other, as comprised in the tables below, includes acquisition and divestiture-related activities. Acquisitions include non-health care related supply agreements that conveyed from 3M to the Company at Spin-Off and sales from new supply agreements with 3M that commenced at Spin-Off. Divestiture impacts include lost sales from the Company’s dental anesthetics business that was sold in August 2023 as well as lost sales from certain health care businesses retained by 3M India in connection with the Spin-Off. Solventum believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Sales and operating income by business segment:
The following tables contain sales and operating results by business segment for all periods presented. The Company’s use of the term “NM” reflects results considered not material due to not having material activity in comparable prior years. Refer to the section entitled “—Performance by Business Segment” below for discussion of sales change and operating performance. Refer to Note 17 to the condensed consolidated financial statements for additional information on business segments.
Segment and Total Company Net Sales

	Three months ended March 31,		Increase/(Decrease)
(Millions)	2025	2024	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$448	$441	1.5%	(1.2)%	2.7%	(0.2)%	2.8%
Infection Prevention and Surgical Solutions	710	678	4.7	(2.0)	6.7	(1.5)	8.2
MedSurg	1,157	1,119	3.4	(1.6)	5.0	(1.0)	6.0
Dental Solutions	328	335	(2.1)	(1.9)	(0.2)	(0.6)	0.4
Health Information Systems	329	317	3.6	(0.3)	3.8	—	3.9
Purification and Filtration	242	245	(0.9)	(2.0)	1.1	(1.1)	2.2
Corporate and Unallocated	13	—	NM	NM	NM	NM	NM
Total Company	$2,070	$2,016	2.6%	(1.6)%	4.2%	(0.1) %	4.3%

Segment and Total Company Operating Income

	Three months ended March 31,
(Millions)	2025	2024	2025 vs 2024 change
Segment Operating Income
MedSurg	$206	$221	(6.6)%
Dental Solutions	78	110	(28.6)
Health Information Systems	109	101	8.0
Purification and Filtration	35	39	(9.1)
Corporate and Unallocated	(276)	(90)	(206.7)
Total Company	$152	$381	(60.1)%

Net Sales by Geographic Area
While the Company manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Sales are generally reported within the geographic area based on the location of the customer taking possession of the products or in which services are rendered.
Percent change information compares the three months ended March 31, 2025 with the same period for the prior year, unless otherwise indicated.

	Three months ended March 31, 2025
(Millions)	United States	International	Worldwide
Net sales	$1,140	$930	$2,070
% of worldwide sales	55.1%	44.9%	100.0%
Increase/(decrease)
Organic growth	4.0%	4.6%	4.3%
Other	0.8	(1.1)	(0.1)
Constant currency	4.8	3.5	4.2
Currency impact	—	(3.4)	(1.6)
Reported growth	4.8%	0.1%	2.6%
Additional information beyond what is included in the preceding table is as follows:
First quarter 2025 results
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg.
•In the International geographic area, total sales were flat while organic sales increased. Organic growth was led by MedSurg.
Managing currency risks
Prior to April 1, 2024, Solventum indirectly participated in 3M’s centrally managed hedging program, which utilizes a number of tools to manage currency risk including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also used financial hedges to mitigate currency risk. Starting in the second quarter of 2024, Solventum established its own hedging program. Refer to Note 11 to the condensed consolidated financial statements for additional details.
The stronger U.S. dollar had a negative worldwide impact on sales for the three months ended March 31, 2025 compared to 2024. Solventum estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $2 million at March 31, 2025.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended March 31,
(Percent of corresponding net sales)	2025	2024	Change
Cost of product	52.3%	46.7%	5.6%
Cost of software and rentals	25.6	25.7	(0.1)
Cost of Product
Cost of product includes manufacturing, engineering and freight costs.

Cost of product, measured as a percent of sales of product, increased in the first quarter of 2025 when compared to the first quarter of 2024. The increase was driven by increased costs due to the impact of higher costs on inventory sourced under the master supply and transition manufacturing agreements with 3M and due to the cost of other transition support provided by 3M.
Cost of Software and Rentals
Cost of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and freight costs related to our hardware rental units.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased slightly during the first quarter of 2025 as compared to the same period last year due to the impact of higher software revenue.

	Three months ended March 31,
(Percent of total net sales)	2025	2024	Change
Selling, general and administrative (SG&A)	37.1%	29.6%	7.5%
Research and development (R&D)	9.3	9.7	(0.4)
Operating income	7.3	18.9	(11.6)
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in the first quarter of 2025 when compared to the same period last year. The increase was driven by higher compensation, including equity-based awards, and higher costs associated with both initial stand-up and ongoing operations to support a standalone company.
Research and Development
R&D, measured as a percent of total net sales, decreased in the first quarter of 2025 when compared to the same period last year due to similar costs year-on-year in relation to higher net sales.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended March 31,
(Millions)	2025	2024
Interest expense, net	$104	$39
Other expense (income), net	11	13

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net increased in the first quarter of 2025 as compared to the same period last year due to a full quarter of interest incurred related to the February 2024 issuance of senior notes and March 2024 draw on the senior term loan credit facilities. Refer to Note 9 to the financial statements for more information. This increase was partially offset by interest earned from cash and marketable securities held during the period.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and foreign currency transaction gain (loss). Other expense (income), net decreased slightly for the first quarter of 2025 as compared to the same period last year as lower currency-related impacts were offset by higher non-service pension costs from plans that transferred at the end of March 2024.
Provision for (benefit from) Income Taxes:

	Three months ended March 31,
(Percent of pre-tax income/loss)	2025	2024
Effective tax rate	(262.1)%	28.0%

Refer to Note 8 to the financial statements for further discussion of income taxes.
Performance by Business Segment
Note 17 to the condensed consolidated financial statements provides an overview of Solventum’s business segments in addition to disclosures relating to Solventum’s segments. We manage our operations in four business segments. Our reportable segments are MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. Our Chief Operating Decision Maker evaluates segment operating performance using net sales and business segment operating income.

Corporate and Unallocated
Certain items are maintained at the corporate level and not allocated to the segments ("Corporate and Unallocated"). Corporate and Unallocated includes amortization of acquired intangible assets, restructuring and related charges, and benefits or costs related to capitalized manufacturing variances. In addition, Corporate and Unallocated includes Spin-Off and separation related costs. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone company, including system implementations, manufacturing relocations, legal entity separations, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs.
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

MedSurg (55.9% of consolidated sales for the three months ended March 31, 2025 )

	Three months ended March 31,
(Millions)	2025	2024
Net sales	$1,157	$1,119
Increase/(decrease)
Organic growth	6.0%	0.1%
Other	(1.0)	—
Constant currency	5.0	0.1
Currency impact	(1.6)	(0.5)
Reported growth	3.4%	(0.4)%

Business segment operating income	$206	$221
Percent change	(6.6)%	(12.6)%
Percent of sales	17.8%	19.7%
First quarter 2025 results
Sales in MedSurg were up 3.4%:
•Organic growth was driven by strong broad-based volumes in Infection Prevention and Surgical Solutions, led by I.V. site management and hospital consumables.
•Advanced Wound Care volumes grew, driven by single-use negative pressure wound therapy consumables.
•Other includes lost sales from certain health care businesses in India retained by 3M in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (1.6%).
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher costs to stand-up and operate our standalone structure after Spin-Off.
Dental Solutions (15.8% of consolidated sales for the three months ended March 31, 2025)

	Three months ended March 31,
(Millions)	2025	2024
Net sales	$328	$335
Increase/(decrease)
Organic growth	0.4%	0.4%
Other	(0.6)	(1.8)
Constant currency	(0.2)	(1.4)
Currency impact	(1.9)	(0.4)
Reported growth	(2.1)%	(1.8)%

Business segment operating income	$78	$110
Percent change	(28.6)%	(0.9)%
Percent of sales	23.9%	32.8%
First quarter 2025 results:
Sales in Dental Solutions were down (2.1)%:
•Organic growth in restorative and prevention solution products offset by declines in traditional orthodontic products.
•Other includes lost sales from certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (1.9%).

Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to stand-up and operate our standalone structure after Spin-Off and inventory-related charges that are not expected to continue in 2025.
Health Information Systems (15.9% of consolidated sales for the three months ended March 31, 2025)

	Three months ended March 31,
(Millions)	2025	2024
Net sales	$329	$317
Increase/(decrease)
Organic growth	3.9%	0.3%
Other	—	—
Constant currency	3.8	0.3
Currency impact	(0.3)	—
Reported growth	3.6%	0.3%

Business segment operating income	$109	$101
Percent change	8.0%	7.4%
Percent of sales	33.1%	31.9%
First quarter 2025 results:
Sales in Health Information Systems were up 3.6%:
•Organic growth was driven by continued adoption of our 3MTM 360 EncompassTM.
•Foreign currency translation negatively impacted sales by (0.3%).
Business segment operating income margin increased when compared to the same period last year driven by temporary savings from the Company's Solventum Way restructuring program, partially offset by higher compensation costs.
Purification and Filtration (11.7% of consolidated sales for the three months ended March 31, 2025)

	Three months ended March 31,
(Millions)	2025	2024
Net sales	$242	$245
Increase/(decrease)
Organic growth	2.2%	6.7%
Other	(1.1)	—
Constant currency	1.1	6.7
Currency impact	(2.0)	(0.6)
Reported growth	(0.9)%	6.1%

Business segment operating income	$35	$39
Percent change	(9.1)%	8.3%
Percent of sales	14.5%	15.9%
First quarter 2025 results:
Sales in Purification and Filtration were down (0.9)%:
•Organic growth was driven by continued strength in bioprocessing filtration and industrial filtration, which benefited from added production capacity, partially offset by declines in membrane OEM products.
•Other includes lost sales from certain health care businesses in India retained by 3M in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (2.0)%.
Business segment operating income margin decreased due to a negative impact from higher compensation-related costs and costs to stand-up and operate our standalone structure after Spin-Off, partially offset by benefits from sales mix.

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
Debt and Credit Facilities
Refer to Note 9 of the Company's condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on the Company's long-term debt and short-term borrowings.
The Company had approximately $51 million and $40 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at March 31, 2025 and December 31, 2024, respectively. These instruments are utilized in connection with normal business activities.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of March 31, 2025.
Cash, cash equivalents and marketable securities
As of March 31, 2025, Solventum had $534 million of cash and cash equivalents, of which approximately $447 million was held by the Company’s foreign subsidiaries and approximately $92 million was held in the United States. $5 million of cash and cash equivalents held for sale are included in the geographic breakout. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2024, Solventum had $762 million of cash and cash equivalents, of which approximately $611 million was held by the Company’s foreign subsidiaries and $151 million was held in the United States. There were immaterial amounts of marketable securities at both March 31, 2025 and December 31, 2024. The decrease from December 31, 2024 resulted from coupon payments on the Senior Notes, interest payments on the Facilities, and prepayment of the 18-month senior unsecured term loan credit facility.
Cash Flows
Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the condensed consolidated statements of cash flows exclude the effect of exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

	Three months ended March 31,
(Millions)	2025	2024
Cash provided by (used in):
Operating activities	$29	$442
Investing activities	(114)	(102)
Financing activities	(139)	462
Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	$(223)	$802
Operating Activities
For the first quarter of 2025, cash flows provided by operating activities decreased compared to the first quarter of 2024 primarily due to lower net income. Cash flow activity with 3M is reflected in the due from and due to related parties. This activity includes settlement of payables and receivables transferred at Spin-Off related to operating transactions between 3M and Solventum entities that occurred prior to the Spin-Off and transactions under the transition agreements with 3M.
Investing Activities
Purchases of property, plant and equipment increased in the first quarter of 2025 as compared to the first quarter of 2024. The increase is primarily driven by additional separation related capital spending as the Company relocates manufacturing and source of supply from 3M. In addition, the Company is focused on investments to support growth, renewal and maintenance programs, and environmental health services.

Financing Activities
For the first quarter of 2025, cash flows used by financing activities increased as compared to the first quarter of 2024, primarily due to the Company's repayment of $100 million outstanding principle issued under the senior term loan credit facilities.
Material Cash Requirements from Known Contractual and Other Obligations:
Solventum’s material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the condensed consolidated financial statements:
•Tax obligations—Refer to Note 8 to the condensed consolidated financial statements.
•Debt—Refer to Note 9 to the condensed consolidated financial statements.
•Commitments and contingencies—Refer to Note 12 to the condensed consolidated financial statements.
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

Cautionary Note Concerning Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and other materials Solventum has filed or will file with the SEC (and oral communications that Solventum may make) contain or incorporates by reference statements that relate to future events and expectations and, as such, constitute forward-looking statements that involve risk and uncertainties. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning.

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
•risks from acquisitions, strategic alliances, divestitures and other strategic events, including the divestiture of our Purification and Filtration business;
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
•any failure by 3M to perform any of its obligations under the various separation agreements in connection with the Spin-Off;
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

Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Financial Condition and Liquidity” and annually in “Critical Accounting Estimates.” Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 8-K filed with the SEC from time to time and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. Any forward-looking statement speaks only as of the date on which it is made, and Solventum assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2025
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in our 2024 Annual Report on Form 10-K.
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Item 6. Exhibits

(2.1)	Transaction Agreement by and between Solventum Corporation and Thermo Fisher Scientific Inc. (incorporated by reference to Exhibit 2.1 from Solventum Corporation's Form 8-K, filed February 27, 2025)
(3.1)	Amended and Restated Certificate of Incorporation of Solventum Corporation (incorporated by reference to Exhibit 3.1 from Solventum Corporation's Form 8-K, filed April 4, 2024)
(3.2)	Amended and Restated Bylaws of Solventum Corporation (incorporated by reference to Exhibit 3.1 from Solventum Corporation's Form 8-K, filed September 26, 2024)
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

(10.15)	Solventum 2024 Long-Term Incentive Plan Performance Share Unit Awards Agreement (incorporated herewith)
Filed herewith, in addition to items, if any, specifically identified above:

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOLVENTUM CORPORATION
(Registrant)

Date: May 9, 2025
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)