Form 10-Q
period 2025-06-30
Solventum Corp
filed 2025-08-08
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $0.01 par value per share	173,387,798

SOLVENTUM CORPORATION
Form 10-Q for the period ended June 30, 2025

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2025
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share data)	2025	2024	2025	2024
Net sales of product	$1,668	$1,605	$3,265	$3,158
Net sales of software and rentals	493	476	966	939
Total net sales	2,161	2,081	4,231	4,097
Cost of product	865	823	1,700	1,548
Cost of software and rentals	121	121	242	240
Gross profit	1,175	1,137	2,289	2,309
Selling, general and administrative expenses	772	701	1,541	1,297
Research and development expenses	189	192	381	387
Operating income	214	244	367	625
Interest expense, net	103	114	207	153
Other expense (income), net	8	34	19	47
Income before income taxes	103	96	141	425
Provision for (benefit from) income taxes	13	7	(86)	99
Net income	$90	$89	$227	$326

Earnings per share:
Basic earnings per share	$0.52	$0.51	$1.31	$1.89
Diluted earnings per share	0.51	0.51	1.30	1.88
Weighted-average number of shares outstanding:
Basic	174.1	173.2	173.9	172.9
Diluted	175.2	173.5	175.0	173.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net income	$90	$89	$227	$326
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	284	1	438	(85)
Defined benefit pension and postretirement plans	12	10	26	10
Cash flow hedging instruments	(28)	1	(39)	1
Total other comprehensive income (loss), net of tax	268	12	425	(74)
Comprehensive income	$358	$101	$652	$252
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Millions, except share information)	2025	2024
Assets
Current assets
Cash and cash equivalents	$492	$762
Accounts receivable — net of allowances of $87 and $86	1,065	1,044
Due from related parties	190	185
Inventories
Finished goods	553	539
Work in process	173	190
Raw materials and supplies	236	236
Total inventories	962	965
Other current assets	331	293
Current assets held for sale	168	—
Total current assets	3,208	3,249
Property, plant and equipment — net	1,313	1,622
Goodwill	5,274	6,377
Intangible assets — net	2,302	2,544
Other assets	917	665
Non-current assets held for sale	2,060	—
Total assets	$15,074	$14,457
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$—	$200
Accounts payable	643	618
Due to related parties	355	272
Unearned revenue	557	572
Other current liabilities	1,011	1,041
Current liabilities held for sale	54	—
Total current liabilities	2,620	2,703
Long-term debt	7,815	7,810
Pension and postretirement benefits	354	350
Deferred income taxes	231	225
Other liabilities	371	410
Non-current liabilities held for sale	38	—
Total liabilities	$11,429	$11,498
Commitments and contingencies (Note 12)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$2
Shares issued and outstanding - June 30, 2025: 173,387,361
Shares issued and outstanding - December 31, 2024: 172,785,606
Additional paid-in-capital	3,806	3,771
Retained earnings	468	242
Accumulated other comprehensive income (loss)	(631)	(1,056)
Total equity	3,645	2,959
Total liabilities and equity	$15,074	$14,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended June 30, 2025 and June 30, 2024

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2025	173	$2	$3,781	$378	$—	$(899)	$3,262
Net income	—	—	—	90	—	—	90
Other comprehensive income (loss), net of tax	—	—	—	—	—	268	268
Net transfers to 3M	—	—	1	—	—	—	1
Stock-based compensation	—	—	34	—	—	—	34
Common stock for tax withholding obligations	—	—	(10)	—	—	—	(10)
Balance at June 30, 2025	173	$2	$3,806	$468	$—	$(631)	$3,645

Balance at March 31, 2024	—	$—	$—	$—	$4,809	$(958)	$3,851
Net income	—	—	—	89	—	—	89
Other comprehensive income (loss), net of tax	—	—	—	—	—	12	12
Net transfers to 3M	—	—	—	—	(1,134)	3	(1,131)
Stock-based compensation	—	—	46	—	—	—	46
Issuance of common stock in connection with Spin-Off and reclassification of net parent investment	173	2	3,673	—	(3,675)	—	—
Balance at June 30, 2024	173	$2	$3,719	$89	$—	$(943)	$2,867
Six Months Ended June 30, 2025 and June 30, 2024

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	173	$2	$3,771	$242	$—	$(1,056)	$2,959
Net income	—	—	—	227	—	—	227
Other comprehensive income (loss), net of tax	—	—	—	—	—	425	425
Net transfers to 3M	—	—	(30)	—	—	—	(30)
Stock-based compensation	—	$—	$83	$—	$—	$—	$83
Common stock for tax withholding obligations	—	$—	$(18)	$—	$—	$—	$(18)
Balance at June 30, 2025	173	$2	$3,806	$468	$—	$(631)	$3,645

Balance at December 31, 2023	—	$—	$—	$—	$12,003	$(337)	$11,666
Net income	—	—	—	89	237	—	326
Other comprehensive income (loss), net of tax	—	—	—	—	—	(74)	(74)
Net transfers to 3M	—	—	—	—	(8,571)	(532)	(9,103)
Stock-based compensation	—	—	46	—	6	—	52
Issuance of common stock in connection with Spin-Off and reclassification of net parent investment	173	2	3,673	—	(3,675)	—	—
Balance at June 30, 2024	173	$2	$3,719	$89	$—	$(943)	$2,867
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(Millions)	2025	2024
Cash Flows from Operating Activities
Net income	$227	$326
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	251	272
Pension and postretirement benefit expense	32	19
Stock-based compensation expense	83	60
Deferred income taxes	(177)	(56)
Changes in assets and liabilities
Accounts receivable	(15)	70
Due from related parties	4	131
Inventories	(77)	(57)
Accounts payable	23	132
Due to related parties	(6)	(169)
Accrued compensation	(47)	45
All other operating activities — net	(100)	24
Net cash provided by operating activities	198	797

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(219)	(160)
Other — net	(5)	—
Net cash used in investing activities	(224)	(160)

Cash Flows from Financing Activities
Repayment of debt	(200)	—
Net transfers to 3M	(30)	(8,247)
Proceeds from long-term debt, net of issuance costs	—	8,303
Other — net	(19)	10
Net cash (used in) provided by financing activities	(249)	66

Effect of exchange rate changes on cash and cash equivalents	7	—

Net increase (decrease) in cash and cash equivalents	(268)	703
Cash and cash equivalents at beginning of period	762	194
Less: Cash and cash equivalents within held for sale	(2)	—
Cash and cash equivalents at end of period	$492	$897
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Notes to the Condensed Consolidated Financial Statements (Unaudited)
NOTE 1. Significant Accounting Policies
Organization and Description of Business
Solventum Corporation (“Solventum” or the “Company”) was a business of 3M Company (“3M”). On April 1, 2024 (the “Distribution Date”), 3M completed the previously announced spin-off of Solventum Corporation (the “Spin-Off”). The Spin-Off was completed through a distribution of approximately 80.1% of the Company’s outstanding common stock to holders of record of 3M’s common stock as of the close of business on March 18, 2024 (the “Distribution”), which resulted in the issuance of 172,709,505 shares of common stock. As a result of the Distribution, the Company became an independent public company. Solventum’s common stock is listed under the symbol “SOLV” on the New York Stock Exchange (“NYSE”).
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
On February 25, 2025, the Company entered into a Transaction Agreement to sell its Purification and Filtration business to Thermo Fisher Scientific Inc. (“Buyer”) for $4.1 billion. On June 25, 2025, the Company and Buyer entered into an Amended and Restated Transaction Agreement (the “Agreement”) to exclude the Company’s drinking water filtration business (the “Water Business”) from the scope of the Purification and Filtration business to be acquired by Buyer and reduce the cash consideration at closing of the transaction to approximately $4.0 billion. Refer to Note 3, “Acquisitions and Divestitures” for additional information.
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
The Company’s financial statements are presented on a consolidated basis. Prior to April 1, 2024, Solventum was a carve-out business of 3M. The Company’s financial statements prior to April 1, 2024 were prepared on a combined basis and were derived from the consolidated financial statements and accounting records of 3M, including the historical cost basis of assets and liabilities comprising the Company, as well as the historical revenues, direct costs, and allocations of indirect costs attributable to the operations of the Company, using the historical accounting policies applied by 3M. The financial statements included in this interim report are referred to as the “Condensed Consolidated Financial Statements” for all periods presented.
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

New Accounting Pronouncements
The table below provides summaries of recently issued financial accounting standards.

Standard	Relevant Description	Effective Date for Solventum	Impact of Adoption
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Issued in December 2023. Requires disaggregated information about a Company’s effective tax rate reconciliation as well as information on income taxes paid.	Year-end December 31, 2025	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Issued in November 2024. Requires additional disclosure of the nature of expenses included in the income statement.	Year-end December 31, 2027	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $159 million and $379 million of the December 31, 2024 balance was recognized as revenue during the three and six months ended June 30, 2025, while approximately $150 million and $390 million of the December 31, 2023 balance was recognized as revenue during the three and six months ended June 30, 2024.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $155 million and $299 million for the three and six months ended June 30, 2025, and $148 million and $294 million for the three and six months ended June 30, 2024.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2025 or 2024. Additionally, no customers accounted for more than 10% of accounts receivable as of June 30, 2025 or December 31, 2024.

NOTE 3. Acquisitions and Divestitures
Acquisitions
The Company had no acquisitions during the three and six months ended June 30, 2025 or 2024.
Divestitures
On February 25, 2025, the Company entered into a Transaction Agreement to sell its Purification and Filtration business to Buyer for $4.1 billion. On June 25, 2025, the Company and Buyer entered into an additional Agreement to exclude the Company’s Water Business from the scope of the Purification and Filtration business to be acquired by Buyer and reduce the cash consideration at closing of the transaction to approximately $4.0 billion. The closing of the transaction is expected to be completed by the end of 2025, subject to customary closing conditions. In addition, the Buyer will be entitled to receive a payment of up to $75 million from the Company either upon a sale of the Water Business or after an agreed upon 3-year period.
The Company concluded that the Purification and Filtration business met the criteria to be classified as held for sale in February 2025. Accordingly, the Company has separately reflected the held for sale assets and liabilities of the Purification and Filtration business on its condensed consolidated balance sheets as of June 30, 2025. The assets and liabilities attributable to the Water Business are no longer classified as held for sale.

The major classes of assets and liabilities classified as held for sale are as follows:

June 30,
(Millions)	2025
Accounts receivables — net of allowances	$38
Inventories	119
Other current assets	11
Current assets held for sale	168
Property, plant and equipment — net	512
Goodwill	1,438
Intangible assets — net	109
Other assets	1
Non-current assets held for sale	2,060
Accounts payable	12
Accrued compensation	18
Other current liabilities	24
Current liabilities held for sale	54
Pension and postretirement benefits	27
Other liabilities	11
Non-current liabilities held for sale	$38
The Company determined that the sale of the Purification and Filtration business did not meet the criteria to be reported as discontinued operations. A component of an entity is reported in discontinued operations after meeting the criteria for held for sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of the Purification and Filtration business, including its significance to the Company’s overall strategy, net sales and operating income, and determined that those conditions for discontinued operations presentation had not been met.

NOTE 4. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the six months ended June 30, 2025.
The goodwill balance by business segment is as follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	Purification and Filtration	Total
Balance as of December 31, 2024	$3,597	$439	$871	$1,470	$6,377
Translation impact	217	38	4	28	287
Amount reclassified as held for sale	—	—	—	(1,390)	(1,390)
Balance as of June 30, 2025	$3,814	$477	$875	$108	$5,274
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets are as follows:

	June 30,	December 31,
(Millions)	2025	2024
Customer related intangible assets	$2,490	$2,720
Patents and other technology-based intangible assets	1,851	1,895
Tradenames and other amortizable intangible assets	725	729
Total gross carrying amount	5,066	5,344

Accumulated amortization — customer related	(1,128)	(1,208)
Accumulated amortization — patents and other technology-based	(1,251)	(1,224)
Accumulated amortization — tradenames and other	(385)	(368)
Total accumulated amortization	(2,764)	(2,800)

Total intangible assets — net	$2,302	$2,544

Amortization expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Amortization expense	$78	$86	$159	$173
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2025 is as follows:

(Millions)	Remainder of 2025	2026	2027	2028	2029	2030	After 2030
Amortization expense	$153	$306	$301	$296	$257	$153	$836

NOTE 5. Other Current Liabilities
Other current liabilities included in the condensed consolidated balance sheets consist of the following:

	June 30,	December 31,
(Millions)	2025	2024
Other current liabilities
Accrued compensation	$228	$281
Accrued taxes	117	122
Accrued rebates	156	146
Accrued interest	105	114
Other	405	378
Total other current liabilities	$1,011	$1,041

NOTE 6. Property, Plant, and Equipment - Net
Property, plant and equipment - net consisted of the following:

	June 30,	December 31,
(Millions)	2025	2024
Property, plant and equipment - at cost
Buildings and leasehold improvements	$820	$956
Machinery and equipment	1,797	2,150
Construction in progress	427	504
Gross property, plant and equipment	3,044	3,610
Accumulated depreciation	(1,731)	(1,988)
Property, plant and equipment - net	$1,313	$1,622
Depreciation expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Depreciation expense	$38	$40	$80	$84

NOTE 7. Comprehensive Income Information
Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended June 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2025, net of tax:	$(396)	$(512)	$9	$(899)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	267	—	(32)	235
Amounts reclassified out	—	16	(4)	12
Total other comprehensive income (loss), before tax	267	16	(36)	247
Tax effect	17	(4)	8	21
Total other comprehensive income (loss), net of tax	284	12	(28)	268
Balance at June 30, 2025, net of tax:	$(112)	$(500)	$(19)	$(631)
Three months ended June 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024, net of tax:	$(433)	$(525)	$—	$(958)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(25)	—	2	(23)
Amounts reclassified out	26	13	—	39
Total other comprehensive income (loss), before tax	1	13	2	16
Tax effect	—	(3)	(1)	(4)
Total other comprehensive income (loss), net of tax	1	10	1	12
Transfers from 3M, net of tax	—	3	—	3
Balance at June 30, 2024, net of tax:	$(432)	$(512)	$1	$(943)
Six months ended June 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax:	$(550)	$(526)	$20	$(1,056)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	418	—	(43)	375
Amounts reclassified out	—	35	(7)	28
Total other comprehensive income (loss), before tax	418	35	(50)	403
Tax effect	20	(9)	11	22
Total other comprehensive income (loss), net of tax	438	26	(39)	425
Balance at June 30, 2025, net of tax:	$(112)	$(500)	$(19)	$(631)

Six months ended June 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(347)	$10	$—	$(337)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(123)	—	2	(121)
Amounts reclassified out	38	13	—	51
Total other comprehensive income (loss), before tax	(85)	13	2	(70)
Tax effect	—	(3)	(1)	(4)
Total other comprehensive income (loss), net of tax	(85)	10	1	(74)
Transfers from 3M, net of tax	—	(532)	—	(532)
Balance at June 30, 2024, net of tax:	$(432)	$(512)	$1	$(943)
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

NOTE 8. Income Taxes

The Company’s income tax provision through March 31, 2024 was prepared on a separate return basis. The income tax provision post Spin-Off is prepared on a stand-alone basis.

The effective tax rates for the three months ended June 30, 2025 and 2024 were 12.5% and 7.3%, respectively. The lower effective tax rate in the prior-year period was primarily due to a change in geographic mix of earnings.

The effective tax rates for the six months ended June 30, 2025 and 2024 were (61.0)% and 23.3%, respectively. The decrease in our effective tax rate is primarily due to tax benefit on the expected divestiture of the Purification and Filtration business and the geographic mix of earnings.

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

In 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced Pillar Two Model Rules which call for the taxation of large multinational corporations at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal year 2024 or announced their plans to enact legislation in future years. In the six months ended June 30, 2025, the Company incurred an insignificant tax impact in connection with Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted in the U.S. The Act includes changes to U.S. corporate income tax provisions, including immediate expensing of domestic Research and Development costs, 100% bonus depreciation, modified limits of interest deductibility, and revisions to U.S. international tax provisions. We are currently evaluating the impacts of the Act.

NOTE 9. Long-Term Debt and Short-Term Borrowings
Carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of June 30, 2025 and December 31, 2024 consisted of the following:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				June 30, 2025	December 31, 2024
Eighteen month senior term loan credit facility	USD Floating	—%	2025	$—	$200
Three year senior term loan credit facility	USD Floating	5.79	2027	979	979
$1 billion 5.45 percent three year senior notes	USD Fixed	5.36	2027	996	995
$1.5 billion 5.40 percent five year senior notes	USD Fixed	5.24	2029	1,489	1,487
$1 billion 5.45 percent seven year senior notes	USD Fixed	5.25	2031	991	990
$1.65 billion 5.60 percent ten year senior notes	USD Fixed	5.44	2034	1,636	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD Fixed	5.89	2054	1,232	1,231
$500 million 6.00 percent forty year senior notes	USD Fixed	6.04	2064	492	492
Other borrowings				—	—
Total long-term debt				7,815	8,010
Less: current portion of long-term debt				—	200
Long-term debt (excluding current portion)				$7,815	$7,810
Senior Notes
The Company’s borrowings include $6.9 billion aggregate principal amount of senior notes with maturity dates ranging from 2027 through 2064 (collectively, the “Senior Notes”). The Senior Notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “Indenture”). The Indenture contains certain customary affirmative and negative covenants, including restrictions on the Company’s ability to consolidate, merge, convey, transfer or lease substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable. The Company is in compliance with all covenants related to the Senior Notes.
Credit Facilities
On February 16, 2024, the Company entered into credit agreements providing for:
•a five year senior unsecured revolving credit facility in an aggregate committed amount of $2.0 billion expiring in 2029 (the “5-year Revolving Credit Facility”); and
•an eighteen month senior unsecured term loan credit facility in an aggregate principal amount of $500 million and a three year senior unsecured term credit loan facility in an aggregate principal amount of $1.0 billion (together, the “Term Loan Credit Facilities,” and together with the 5-Year Revolving Credit Facility, the “Credit Facilities”). The Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate (“SOFR”) index.
At June 30, 2025, there are no amounts outstanding under the 5-year Revolving Credit Facility.
In March 2025, the Company prepaid $100 million of the aggregate principal amount outstanding under the eighteen month senior unsecured term loan credit facility. In June 2025, the Company prepaid the remaining $100 million outstanding under this same facility, resulting in full repayment as of June 30, 2025.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of June 30, 2025.

Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of June 30, 2025. The maturities of long-term debt for the periods subsequent to June 30, 2025 are as follows (in millions):

Remainder of 2025	2026	2027	2028	2029	2030	After 2030	Total
$—	$—	$1,980	$—	$1,500	$—	$4,400	$7,880
Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At June 30, 2025, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $8.0 billion compared to a carrying value of $7.8 billion. At December 31, 2024, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $7.8 billion compared to a carrying value of $7.8 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.

NOTE 10. Pension and Postretirement Benefit Plans
Transfer of Solventum Sponsored Pension and Postretirement Benefit Plans
Historically, certain employees of Solventum participated in U.S. and non-U.S. retirement plans sponsored by 3M. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, 3M committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. During March 2024, in advance of the Spin-Off, all U.S. and most remaining 3M sponsored non-U.S. pension and postretirement plan obligations and assets with respect to current and former employees of Solventum were legally transferred to Solventum from 3M, except for certain assets held back within the 3M sponsored pension plans for regulatory purposes. As of June 30, 2025, the remaining assets have been delivered from the 3M sponsored pension plans.
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

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2025 and 2024 are as follows:
Three months ended June 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2025	2024	2025	2024	2025	2024
Net periodic benefit cost (benefit)
Service cost - Operating	$6	$7	$5	$5	$1	$1
Interest cost	24	23	5	5	3	3
Expected return on plan assets	(31)	(34)	(6)	(5)	(2)	(2)
Amortization of prior service benefit	—	(1)	—	—	—	(1)
Amortization of net actuarial loss	16	14	—	—	1	1
Non-operating	9	2	(1)	—	2	1
Total net periodic benefit cost (benefit)	$15	$9	$4	$5	$3	$2

Six months ended June 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2025	2024	2025	2024	2025	2024
Net periodic benefit cost (benefit)
Service cost - Operating	$12	$7	$10	$9	$2	$1
Interest cost	48	23	10	10	6	3
Expected return on plan assets	(62)	(34)	(12)	(10)	(4)	(2)
Amortization of prior service benefit	—	(1)	—	—	—	(1)
Amortization of net actuarial loss	32	14	—	—	2	1
Non-operating	18	2	(2)	—	4	1
Total net periodic benefit cost (benefit)	$30	$9	$8	$9	$6	$2
During the six months ended June 30, 2025, the Company made cash contributions totaling $3 million to its U.S. pension plans and $8 million to its international pension plans. In 2025, the Company expects to make total cash contributions of approximately $22 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. Future contributions will depend on market conditions, interest rates and other factors.

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
Cash Flow Hedging - Foreign Currency Forward Contracts: The Company enters into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Solventum may de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously included in accumulated other comprehensive income (loss) for de-designated hedges remains in accumulated other comprehensive income (loss) until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after de-designation are recorded in earnings. The maximum length of time over which Solventum hedges its exposure to the variability in future cash flows of the forecasted transactions is 24 months.
As of June 30, 2025, the Company had a balance of $19 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of June 30, 2025, Solventum expects to reclassify to earnings approximately $11 million after-tax net unrealized loss over the next 12 months based on exchange rates as of June 30, 2025.
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Foreign currency forward contracts	$(36)	$2	$(50)	$2

Net Investment Hedges - The Company enters into cross-currency swaps to hedge portions of the Company’s investment in foreign subsidiaries and manage foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains and losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the foreign operation.
Solventum’s use of cross-currency swaps designated as hedges of the Company’s net investment in foreign subsidiaries can vary by time period in connection with the extent of the Company's desired foreign exchange risk coverage.
In March 2025, the Company entered into additional cross-currency swaps designated as net investment hedges of approximately $377 million.
Interest Rate Swaps - On July 24, 2025, the Company entered into $200 million notional fixed-to-floating forward interest rate swap in connection with the anticipated closing of the Purification and Filtration sale and planned purchase of a portion of our outstanding registered debt.
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
Statement of Income Location and Impact of Derivative Instruments
The impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments for the three and six months ended June 30, 2025 was not material. The impact from derivative instruments designated in cash flow hedging relationships was reflected within cost of sales and the impact from derivatives not designated as hedging instruments was reflected within other expense (income), net on the condensed consolidated statements of income.
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	June 30,	December 31,		June 30,	December 31,		June 30,	December 31,
	2025	2024		2025	2024		2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$363	$355	Other current assets	$—	$17	Other current liabilities	$15	$—
Foreign currency forward contracts	160	157	Other assets	—	6	Other liabilities	7	—
Cross-currency swaps	756	380	Other assets	—	$10	Other liabilities	68	—
Total derivatives designated as hedging instruments	$1,279	$892		$—	$33		$90	$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$1,142	$397	Other current assets	$21	$—	Other current liabilities	$16	$—

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
Process for Disclosure and Recording of Liabilities Related to Legal Proceedings
Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts that may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive, damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses. The Company’s ability to predict outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the three and six months ended June 30, 2025, the Company recognized $0 and $12 million in legal charges, respectively. During both the three and six months ended June 30, 2024, the Company recognized $5 million in legal charges. During the six months ended June 30, 2025 the Company made payments of $16 million related to legal settlements. At June 30, 2025 and December 31, 2024, accrued litigation costs were $21 million and $25 million, respectively.
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
Federal False Claims Act/Qui Tam Litigation
In October 2019, 3M acquired Acelity, Inc. and its KCI subsidiaries, including Kinetic Concepts, Inc. and KCI USA, Inc. In 2008 two former employees filed qui tam actions against Kinetic Concepts, Inc. and KCI USA, Inc. (collectively, the “KCI Defendants”), alleging that the KCI Defendants violated the federal False Claims Act by submitting false or fraudulent claims to federal healthcare programs related to billing for 3M V.A.C. Therapy. One qui tam action (the Godecke case) was dismissed in January 2022.

In the remaining action (the Hartpence case), the litigation remained in a pre-trial stage through July 2023 when the parties agreed to mediate the matter. The parties updated the court periodically during their mediation and subsequent negotiation of an agreement to settle the matter. The parties entered into an agreement resolving the matter on May 15, 2025. On July 2, 2025, pursuant to that agreement, the relator-plaintiff filed a joint stipulation of voluntary dismissal, dismissing the matter with prejudice as to the relator-plaintiff and without prejudice as to the United States. On July 3, 2025, the court entered an order dismissing the matter consistent with the parties’ stipulation.
Warranties/Guarantees
The Company had approximately $71 million and $40 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at June 30, 2025 and December 31, 2024, respectively. These instruments are utilized in connection with normal business activities. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.

NOTE 13. Restructuring
In the fourth quarter of 2024, the Company announced its Solventum Way restructuring program, which is a reorganization designed to establish a more flexible and decentralized structure, create headroom to invest for growth and an operating model that enhances margins over time. Solventum expects that substantially all actions under this program will be complete by the end of 2025.
The related restructuring charges for periods presented were recorded in the condensed consolidated statement of income as follows:

	Three months ended June 30,	Six months ended June 30,
(Millions)	2025	2025
Cost of product	$1	$11
Cost of software and rentals	—	—
Selling, general and administrative expenses	5	10
Research and development expenses	2	5
Total operating income impact	$8	$26

Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits	Asset-Related and Other	Total
Expense incurred in 2024	$46	$16	$62
Non-cash changes	—	(8)	(8)
Cash payments	(1)	—	(1)
Accrued liabilities as of December 31, 2024	$45	$8	$53
Expense incurred in first quarter of 2025	$14	$4	$18
Non-cash changes	—	(4)	(4)
Cash payments	(38)	—	(38)
Accrued liabilities as of March 31, 2025	$21	$8	$29
Expense incurred in second quarter of 2025	$9	$(1)	$8
Cash payments	(9)	(2)	(11)
Accrued liabilities as of June 30, 2025	$21	$5	$26
Asset-related and other primarily includes charges associated with asset write-offs and other contractual third party termination costs. All program charges were recognized within Corporate and are not included within business segment results.

NOTE 14. Earnings Per Share
Prior to the completion of the Spin-Off, the Company had no common shares issued and outstanding. On April 1, 2024, there were 172,709,505 shares of Solventum common stock issued and outstanding as part of the Distribution. This share amount is utilized for the calculation of basic and diluted earnings per share (“EPS”) for all periods presented prior to the Spin-Off. For the three and six months ended June 30, 2024, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
Subsequent to Spin-Off, the dilutive effect of outstanding stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) is reflected in the calculation of EPS using the treasury stock method. Diluted earnings per share excludes certain shares issuable under stock-based compensation plans because the effect would have been antidilutive.
The computations for basic and diluted EPS are as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$90	$89	$227	$326

Denominator:
Weighted average common shares outstanding – basic	174.1	173.2	173.9	172.9
Dilution associated with stock-based compensation plans	1.1	0.3	1.1	0.2
Weighted average common shares outstanding – diluted	175.2	173.5	175.0	173.1

Basic earnings per share	$0.52	$0.51	$1.31	$1.89
Diluted earnings per share	$0.51	$0.51	$1.30	$1.88

Antidilutive shares	4.4	6.0	4.1	6.0

NOTE 15. Stock-Based Compensation
Solventum grants annual stock-based compensation awards to certain employees and non-employee directors. In 2025, the Company’s annual grant occurred in the first quarter and included: 1.2 million RSUs that vest over 3 years with a weighted average grant date fair value of $75.74 and 0.4 million PSUs that vest based on a combination of service, performance and market conditions, with a weighted average grant date fair value of $83.15. The actual number of PSUs that vest could range from 0% to 200% of the target number of shares granted, and will be determined based on the Company's performance against financial targets and total shareholder return relative to a selected industry peer group; performance is measured over a three-year period ending December 31, 2027.
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
Stock-Based Compensation Expense
Amounts recognized in the condensed consolidated financial statements related to stock-based compensation awards, including stock options, RSUs, and PSUs, are provided in the following table. Total stock-based compensation expense recognized in cost of product and cost of software and rentals has been combined in the table below within Cost of sales. Capitalized stock-based compensation amounts were not material.

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Cost of sales	$3	$8	$8	$9
Selling, general and administrative expenses	28	36	64	39
Research and development expenses	3	12	11	12
Stock-based compensation expenses	34	56	83	60
Income tax benefits (expense)	(6)	(10)	(11)	(8)
Stock-based compensation expenses, net of tax	$28	$46	$72	$52

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

3M expense allocations were recorded in the condensed consolidated statements of income within the following captions:

	Three months ended June 30,	Six months ended June 30,
(Millions)	2024	2024
Cost of product	$—	$15
Cost of software and rentals	—	—
Selling, general and administrative expenses	—	177
Research and development expenses	—	28
Total	$—	$220
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
•Separation related adjustments, which are the net impact of certain assets and liabilities that were retained by 3M and those that were transferred to Solventum as of March 31, 2024    , resulted in a decrease to net assets and total equity of $1.1 billion in the second quarter of 2024. This activity was reflected in the “Net transfers to 3M” line item of the condensed consolidated statements of changes in equity. The impact on net assets primarily represents liabilities payable to 3M for services received prior to Spin-Off as well as cash and accounts receivable retained by 3M.
•Transition agreement expenses for the three and six months ended June 30, 2025 were $135 million and $272 million, respectively, and for both the three and six months ended June 30, 2024 were $88 million, and are related to services received under transition agreements between the Company and 3M and its affiliates. These expenses are reflected in cost of product and operating expense (which is comprised of selling, general and administrative and research and development expenses) on the Company's condensed consolidated statements of income.
•Master Supply Agreements - The Company recognized revenue and cost of sales associated with products sold to 3M of $22 million and $16 million, respectively, for the three months ended June 30, 2025 and $42 million and $31 million, respectively, for the six months ended June 30, 2025. The Company recognized revenue and cost of sales associated with products sold to 3M of $10 million and $8 million, respectively, for both the three and six months ended June 30, 2024. Cost of product related to purchases from 3M under the master supply agreements was $58 million and $121 million for the three and six months ended June 30, 2025, respectively.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the transition and master supply agreements, reported in the Company’s condensed consolidated financial statements:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2025	2024	2025	2024
Net sales of product	$22	$10	$42	$10
Cost of product	158	30	314	30
Selling, general and administrative expenses	59	72	126	72
Research and development expenses	3	3	6	3
Current amounts due from and due to 3M under various agreements described above are recognized within the “Due from related parties” and “Due to related parties,” as applicable, in the condensed consolidated financial statements. Non-current amounts due to 3M were approximately $72 million at June 30, 2025 and were recognized in “Other liabilities” in the condensed consolidated balance sheets.
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

The reconciliation of net transfers to 3M between the condensed consolidated changes in equity and the condensed consolidated statements of cash flows are as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net transfers to 3M on the condensed consolidated changes in equity	$1	$(1,134)	$(30)	$(8,571)
Stock compensation expense	—	—	—	(4)
Multiemployer pension expense	—	—	—	(5)
Net balances transferred from 3M	—	738	—	333
Net transfers to 3M on the condensed consolidated statements of cash flows	$1	$(396)	$(30)	$(8,247)

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
Consistent accounting policies have been applied on a consolidated basis as well as by all segments for all reporting periods.

Business Segment Information and Disaggregated Net Sales

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2025	2024	2025	2024
Advanced Wound Care	$467	$460	$915	$901
Infection Prevention and Surgical Solutions	750	702	1,460	1,380
MedSurg	1,218	1,162	2,375	2,281
Dental Solutions	338	331	667	666
Health Information Systems	339	328	667	645
Purification and Filtration	252	238	494	483
Corporate and Unallocated	15	22	28	22
Total Company	$2,161	$2,081	$4,231	$4,097

	Three months ended June 30,		Six months ended June 30,
Cost of Sales (Millions)	2025	2024	2025	2024
MedSurg	$603	$561	$1,151	$1,054
Dental Solutions	113	107	231	213
Health Information Systems	91	88	179	177
Purification and Filtration	132	146	266	282

	Three months ended June 30,		Six months ended June 30,
Operating Expenses (Millions)*	2025	2024	2025	2024
MedSurg	$404	$387	$808	$792
Dental Solutions	129	132	260	251
Health Information Systems	128	129	260	256
Purification and Filtration	72	73	144	143
* Operating expenses are comprised of selling, general and administrative expenses and research and development expenses as shown on the condensed consolidated statements of income.
	Three months ended June 30,		Six months ended June 30,
Operating Performance (Millions)	2025	2024	2025	2024
MedSurg	$210	$214	$416	$435
Dental Solutions	96	93	175	203
Health Information Systems	120	111	229	212
Purification and Filtration	48	19	83	58
Total business segment operating income	474	437	904	908
Corporate and Unallocated:
Amortization expense	(78)	(86)	(159)	(173)
Other corporate and unallocated	(182)	(107)	(377)	(110)
Total Corporate and Unallocated	(260)	(193)	(536)	(283)
Total Company operating income	214	244	367	625

Interest expense, net	103	114	207	153
Other expense/(income), net	8	34	19	47
Income before income taxes	$103	$96	$141	$425

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum for the six months ended June 30, 2025 and 2024. For full understanding of the Company’s financial condition and results of operations, the below discussion should be read alongside the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
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
Operating Segments and Sales Change Information
Solventum manages its operations in four business segments: MedSurg, Dental Solutions, Health Information Systems, and Purification and Filtration. On February 25, 2025, the Company entered into a Transaction Agreement to sell its Purification and Filtration business to Thermo Fisher Scientific Inc. (“Buyer”) for $4.1 billion. On June 25, 2025, the Company and Buyer entered into an additional Agreement to exclude the Company’s Water Business from the scope of the Purification and Filtration business to be acquired by Buyer and reduce the cash consideration at closing of the transaction to approximately $4.0 billion. The closing of the transaction is expected to be completed by the end of 2025, subject to regulatory approvals and customary closing conditions. The company intends to use the net proceeds from the transaction primarily to pay down a portion of the Company’s outstanding debt through the pay down of our term loan and bond buybacks.
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
Sales and operating income by business segment:
The following tables contain sales and operating results by business segment for all periods presented. The Company’s use of the term “NM” reflects results considered not material due to either not having material activity in comparable prior years or is not meaningful. Refer to the section entitled “—Performance by Business Segment” below for discussion of sales change and operating performance. Refer to Note 17 to the condensed consolidated financial statements for additional information on business segments.
Segment and Total Company Net Sales

	Three months ended June 30,		Increase/(Decrease)
(Millions)	2025	2024	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$467	$460	1.7%	0.9%	0.8%	—%	0.8%
Infection Prevention and Surgical Solutions	750	702	6.9	1.0	5.9	—	5.9
MedSurg	1,218	1,162	4.8	0.9	3.9	—	3.9
Dental Solutions	338	331	2.3	1.6	0.6	—	0.7
Health Information Systems	339	328	3.4	0.2	3.2	—	3.2
Purification and Filtration	252	238	5.4	2.3	3.1	—	3.1
Corporate and Unallocated	15	22	NM	NM	NM	NM	NM
Total Company	$2,161	$2,081	3.9%	1.1%	2.8%	— %	2.8%

	Six months ended June 30,		Increase/(Decrease)
(Dollars in millions)	2025	2024	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$915	$901	1.6%	(0.1)%	1.7%	(0.1)%	1.8%
Infection Prevention and Surgical Solutions	1,460	1,380	5.8	(0.4)	6.2	(0.8)	7.0
MedSurg	2,375	2,281	4.1	(0.3)	4.4	(0.5)	4.9
Dental Solutions	667	666	0.1	(0.2)	0.3	(0.3)	0.6
Health Information Systems	667	645	3.5	—	3.5	—	3.5
Purification and Filtration	494	483	2.2	0.1	2.1	(0.5)	2.6
Corporate and Unallocated	28	22	NM	NM	NM	NM	NM
Total Company	$4,231	$4,097	3.3%	(0.2)%	3.5%	— %	3.5%

Segment and Total Company Operating Income

	Three months ended June 30,
(Millions)	2025	2024	2025 vs 2024 change
Segment Operating Income
MedSurg	$210	$214	(1.9)%
Dental Solutions	96	93	3.2
Health Information Systems	120	111	8.1
Purification and Filtration	48	19	152.6
Corporate and Unallocated	(260)	(193)	34.7
Total Company	$214	$244	(12.3)%

	Six months ended June 30,
(Dollars in millions)	2025	2024	2025 vs 2024 change
Segment Operating Income
MedSurg	$416	$435	(4.4)%
Dental Solutions	175	203	(13.8)
Health Information Systems	229	212	8.0
Purification and Filtration	83	58	43.1
Corporate and Unallocated	(536)	(283)	89.4
Total Company	$367	$625	(41.3)%

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
Percent change information compares the three and six months ended June 30, 2025 with the same period for the prior year, unless otherwise indicated.

	Three months ended June 30, 2025
(Millions)	United States	International	Worldwide
Net sales	$1,189	$972	$2,161
% of worldwide sales	55.0%	45.0%	100.0%
Increase/(decrease)
Organic growth	3.7%	1.6%	2.8%
Other	—	—	—
Constant currency	3.7	1.6	2.8
Currency impact	—	2.3	1.1
Reported growth	3.7%	4.0%	3.9%

	Six months ended June 30, 2025
	United States	International	Worldwide
Net sales (millions)	$2,329	$1,902	$4,231
% of worldwide sales	55.0%	45.0%	100.0%
Increase/(decrease)
Organic growth	3.8%	3.1%	3.5%
Other	0.4	(0.6)	—
Constant currency	4.2	2.5	3.5
Currency impact	—	(0.4)	(0.2)
Reported growth	4.2%	2.1%	3.3%
Additional information beyond what is included in the preceding table is as follows:
Second quarter 2025 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg and Purification and Filtration.
•In the International geographic area, both total sales and organic sales increased. Organic growth was led by MedSurg, partially offset by a decline in Purification and Filtration.
First six months 2025 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg.
•In the International geographic area, both total sales and organic sales increased. Organic growth was led by MedSurg, partially offset by a decline in Purification and Filtration.
Managing currency risks
Prior to April 1, 2024, Solventum indirectly participated in 3M’s centrally managed hedging program. Starting in the second quarter of 2024, Solventum established its own hedging program. Refer to Note 11 to the condensed consolidated financial statements for additional details.
The weaker U.S. dollar had a positive worldwide impact on sales for the second quarter 2025 compared to the same period last year. The worldwide impact on sales for the six months ended 2025 was minimal, as the negative impact in the first quarter 2025 was partially offset by the positive impact in the second quarter 2025. Solventum estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $13 million and $10 million for the three and six months ended June 30, 2025, respectively.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(Percent of corresponding net sales)	2025	2024	Change	2025	2024	Change
Cost of product	51.9%	51.3%	0.6%	52.1%	49.0%	3.1%
Cost of software and rentals	24.5	25.4	(0.9)	25.1	25.6	(0.5)
Cost of Product
Cost of product includes manufacturing, engineering and freight costs.
Cost of product, measured as a percent of sales of product, increased in the second quarter of 2025 when compared to the second quarter of 2024. The increase was driven by increased costs due to the impact of higher costs on inventory sourced under the master supply and transition manufacturing agreements with 3M and due to the cost of other transition support provided by 3M.
Cost of product, measured as a percent of sales of product, increased in the first six months of 2025 when compared to the first six months of 2024. The increase was driven by increased costs due to the impact of higher costs on inventory sourced under the master supply and transition manufacturing agreements with 3M and due to the cost of other transition support provided by 3M.
Cost of Software and Rentals
Cost of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and freight costs related to our hardware rental units.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during the second quarter of 2025 as compared to the same period last year due to the impact of sales mix, primarily driven by higher sales of our revenue cycle management solutions.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during the first six months of 2025 as compared to the same period last year due to the impact of sales mix, primarily driven by higher sales of our revenue cycle management solution.

	Three months ended June 30,			Six months ended June 30,
(Percent of total net sales)	2025	2024	Change	2025	2024	Change
Selling, general and administrative (SG&A)	35.7%	33.7%	2.0%	36.4%	31.7%	4.7%
Research and development (R&D)	8.7	9.2	(0.5)	9.0	9.4	(0.4)
Operating income	9.9	11.7	(1.8)	8.7	15.3	(6.6)
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in the second quarter of 2025 when compared to the same period last year. The increase was driven by higher costs associated with activities to separate operations from 3M, including deployment of our enterprise resource planning and other information technology solutions.

SG&A, measured as a percent of total net sales, increased in the first six months of 2025 when compared to the same period last year. The increase was driven by higher compensation, including equity-based awards, and higher costs associated with both initial stand-up and ongoing operations to support a standalone company.
Research and Development
R&D, measured as a percent of total net sales, decreased in the second quarter of 2025 when compared to the same period last year due to similar costs year-on-year in relation to higher net sales.
R&D, measured as a percent of total net sales, decreased in the first six months of 2025 when compared to the same period last year due to similar costs year-on-year in relation to higher net sales.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Interest expense, net	$103	$114	$207	$153
Other expense (income), net	8	34	$19	$47

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net decreased in the second quarter as compared to the same period last year due to lower interest expense as a result of lower debt outstanding. Interest expense, net increased in the first six months of 2025 as compared to the same period last year due to a full quarter of interest incurred in the first quarter of 2025 related to the February 2024 issuance of senior notes and March 2024 draw on the senior term loan credit facilities. Refer to Note 9 to the condensed consolidated financial statements for more information.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and foreign currency transaction gain (loss). Other expense (income), net decreased for both the second quarter and first six months of 2025 as compared to the same period last year primarily due to charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
Provision for (benefit from) Income Taxes:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income/loss)	2025	2024	2025	2024
Effective tax rate	12.5%	7.3%	(61.0)%	23.3%

Refer to Note 8 to the condensed consolidated financial statements for further discussion of income taxes.

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
Corporate and Unallocated
Certain items are maintained at the corporate level and not allocated to the segments (“Corporate and Unallocated”). Corporate and Unallocated includes amortization of acquired intangible assets, restructuring and related charges, and benefits or costs related to capitalized manufacturing variances. In addition, Corporate and Unallocated includes Spin-Off and separation related costs. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone company, including system implementations, manufacturing relocations, legal entity separations, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs.
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
MedSurg (56.4% and 56.1% of consolidated sales for the three and six months ended June 30, 2025)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net sales	$1,218	$1,162	$2,375	$2,281
Increase/(decrease)
Organic growth	3.9%	1.8%	4.9%	1.0%
Other	—	(0.5)	(0.5)	(0.3)
Constant currency	3.9	1.2	4.4	0.7
Currency impact	0.9	(1.1)	(0.3)	(0.8)
Reported growth	4.8%	0.1%	4.1%	(0.1)%

Business segment operating income	$210	$214	$416	$435
Percent change	(1.9)%	(20.4)%	(4.4)%	(16.7)%
Percent of sales	17.3%	18.4%	17.5%	19.1%
Second quarter 2025 results:
Sales in MedSurg were up 4.8%:
•Organic growth was driven by strong broad-based volumes in Infection Prevention and Surgical Solutions, led by surgical solutions and I.V. site management products. Growth benefited from advanced order timing as part of enterprise resource planning and distribution cutovers that were completed during the second quarter 2025.
•Foreign currency translation positively impacted sales by 0.9%.
Business segment operating income margin decreased when compared to the same period last year. The decrease was primarily driven by the impact of higher tariffs on product manufactured during the second quarter of 2025.
First six months 2025 results:
Sales in MedSurg were up 4.1%:
•Organic growth was led by Infection Prevention and Surgical Solutions, led by I.V. site management and hospital consumable products.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (0.3%).
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher costs to stand-up and operate our standalone structure after Spin-Off.

Dental Solutions (15.6% and 15.8% of consolidated sales for the three and six months ended June 30, 2025)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net sales	$338	$331	$667	$666
Increase/(decrease)
Organic growth	0.7%	(2.0)%	0.6%	(0.8)%
Other	—	(2.4)	(0.3)	(2.1)
Constant currency	0.6	(4.4)	0.3	(2.9)
Currency impact	1.6	(1.5)	(0.2)	(0.9)
Reported growth	2.3%	(5.8)%	0.1%	(3.8)%

Business segment operating income	$96	$93	$175	$203
Percent change	3.2%	(25.0)%	(13.8)%	(13.6)%
Percent of sales	28.5%	28.0%	26.2%	30.5%
Second quarter 2025 results:
Sales in Dental Solutions were up 2.3%:
•Organic growth in new restorative and prevention solution products was partially offset by a decline in traditional orthodontic products.
•Foreign currency translation positively impacted sales by 1.6%.
Business segment operating income margin increased when compared to the same period last year primarily due to lower business operating expenses.
First six months 2025 results:
Sales in Dental Solutions were up slightly at 0.1%:
•Organic growth in new restorative and prevention solutions products was partially offset by a decline in traditional orthodontic products.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation negatively impacted sales by (0.2%)
Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to stand-up and operate our standalone structure after Spin-Off.
Health Information Systems (15.7% and 15.8% of consolidated sales for the three and six months ended June 30, 2025)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net sales	$339	$328	$667	$645
Increase/(decrease)
Organic growth	3.2%	3.6%	3.5%	2.0%
Other	—	—	—	—
Constant currency	3.2	3.6	3.5	2.0
Currency impact	0.2	(0.1)	—	—
Reported growth	3.4%	3.5%	3.5%	2.0%

Business segment operating income	$120	$111	$229	$212
Percent change	8.1%	15.6%	8.0%	11.6%
Percent of sales	35.5%	33.8%	34.3%	32.9%

Second quarter 2025 results:
Sales in Health Information Systems were up 3.4%:
•Organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.2%.
Business segment operating income margin increased when compared to the same period last year, driven by sales price growth, product mix, partially offset by the impact of higher compensation costs.
First six months 2025 results:
Sales in Health Information Systems were up 3.5%:
•Positive organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
Business segment operating income margin increased when compared to the same period last year, driven by sales price growth, product mix, partially offset by the impact of higher compensation costs.
Purification and Filtration (11.7% and 11.7% of consolidated sales for the three and six months ended June 30, 2025)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net sales	$252	$238	$494	$483
Increase/(decrease)
Organic growth	3.1%	(0.9)%	2.6%	2.6%
Other	—	(1.2)	(0.5)	(0.6)
Constant currency	3.1	(2.1)	2.1	2.0
Currency impact	2.3	(1.6)	0.1	(1.1)
Reported growth	5.4%	(3.6)%	2.2%	0.9%

Business segment operating income	$48	$19	$83	$58
Percent change	152.6%	(62.0)%	43.1%	(32.6)%
Percent of sales	19.2%	8.0%	16.9%	12.0%
Second quarter 2025 results:
Sales in Purification and Filtration were up 5.4%:
•Organic growth was driven by growth in both bioprocessing filtration and industrial filtration, which benefited from added production capacity, partially offset by declines in membrane OEM products.
•Foreign currency translation positively impacted sales by 2.3%.
Business segment operating income margin increased due to volume growth, favorable sales mix and a benefit resulting from the Company stopping depreciation on assets classified as held for sale.
First six months 2025 results:
Sales in Purification and Filtration were up 2.2%:
•Organic growth was driven by growth in both bioprocessing filtration and industrial filtration, which benefited from added production capacity, partially offset by declines in membrane OEM products.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation positively impacted growth by 0.1%.

Business segment operating income margin increased due to volume growth, favorable sales mix and a benefit resulting from the Company stopping depreciation on assets classified as held for sale, partially offset by additional standalone structure costs.

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
The Company had approximately $71 million and $40 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at June 30, 2025 and December 31, 2024, respectively. These instruments are utilized in connection with normal business activities.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of June 30, 2025.
Cash, cash equivalents and marketable securities
As of June 30, 2025, Solventum had $492 million of cash and cash equivalents, of which approximately $395 million was held by the Company’s foreign subsidiaries and approximately $99 million was held in the United States. $2 million of cash and cash equivalents held for sale are included in the geographic breakout. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2024, Solventum had $762 million of cash and cash equivalents, of which approximately $611 million was held by the Company’s foreign subsidiaries and $151 million was held in the United States. There were immaterial amounts of marketable securities at both June 30, 2025 and December 31, 2024.
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

	Six months ended June 30,
(Millions)	2025	2024
Cash provided by (used in):
Operating activities	$198	$797
Investing activities	(224)	(160)
Financing activities	(249)	66
Effect of exchange rate changes on cash and cash equivalents	7	—
Net increase (decrease) in cash and cash equivalents	$(268)	$703
Operating Activities
In the first six months of 2025, cash flows provided by operating activities decreased compared to the first six months of 2024 primarily due to higher year-on-year interest payments on the Company's debt, standalone company tax payments, higher annual incentive compensation payments and lower net income.
Investing Activities
Purchases of property, plant and equipment increased in the first six months of 2025 as compared to the first six months of 2024. The increase is primarily driven by additional separation related capital spending as the Company relocates manufacturing and source of supply from 3M. In addition, the Company is focused on investments to support growth, renewal and maintenance programs, and environmental health services.

Financing Activities
For the first six months of 2025, cash flows used by financing activities increased as compared to the first six months of 2024, primarily due to the Company's repayment of $200 million outstanding principal issued under the senior term loan credit facilities.
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
Solventum purchases the majority of its materials and services as needed, with no unconditional commitments. In limited circumstances, in the normal course of business, the Company enters into unconditional purchase obligations with various vendors that may take the form of, for example, take or pay contracts in which the Company guarantees payment to ensure availability of certain materials or services or to ensure ongoing efforts on capital projects. The Company expects to receive underlying materials or services for these purchase obligations. To the extent these purchase obligations fluctuate, it largely trends with normal-course changes in regular operating activities. Additionally, contractual capital commitments represent a small part of the Company’s expected capital spending.

Cautionary Note Concerning Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and other materials Solventum has filed or will file with the SEC (and oral communications that Solventum may make) contain or incorporate by reference statements that relate to future events and expectations and, as such, constitute forward-looking statements that involve risk and uncertainties. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning.

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
•any failure to realize the expected benefits of the Spin-Off;
•a determination by the IRS or other tax authorities that the Spin-Off or certain related transactions should be treated as taxable transactions;
•financing transactions undertaken in connection with the Spin-Off and risks associated with additional indebtedness;
•the risk that incremental costs of operating on a standalone basis (including the loss of synergies), costs of restructuring transactions and other costs incurred in connection with the Spin-Off will exceed Solventum’s estimates; and
•the impact of the Spin-Off on its businesses and the risk that the Spin-Off may be more difficult, time-consuming or costly than expected, including the impact on its resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties.
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
Changes in Internal Controls Over Financial Reporting
During the quarter ended June 30, 2025, we completed the initial phase of a new SAP enterprise resource planning system implementation, which we expect will enhance our transactional processing and financial reporting. The implementation included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We believe we have maintained appropriate internal control over financial reporting during the implementation and will continue to monitor the impact of the implementation on our processes, procedures and internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2025
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Availability of Information
Solventum’s website address is www.solventum.com. Investors and others should note that the Company announces material information to its investors using SEC filings, press releases, its investor relations website, public conference calls, webcasts and certain social media channels, including the following LinkedIn accounts: https://www.linkedin.com/in/bryanchanson/, and https://www.linkedin.com/in/wayde-mcmillan-9b233b33/. The Company uses these channels to communicate with investors, customers and the public about the Company, its products and other issues and for complying with its disclosure obligations under Regulation FD. The information on, or that may be accessed through, Solventum’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered a part of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(2.1)	Transaction Agreement by and between Solventum Corporation and Thermo Fisher Scientific Inc. (incorporated by reference to Exhibit 2.1 from Solventum's Form 8-K, filed February 27, 2025)
(2.2)
Amended and Restated Transaction Agreement by and between Solventum Corporation and Thermo Fisher Scientific Inc. (incorporated by reference to Exhibit 2.1 from Solventum's Form 8-K filed June 25, 2025)

(3.1)	Amended and Restated Certificate of Incorporation of Solventum Corporation (incorporated by reference to Exhibit 3.1 from Solventum's Form 8-K, filed April 4, 2024)
(3.2)	Amended and Restated Bylaws of Solventum Corporation (incorporated by reference to Exhibit 3.1 from Solventum's Form 8-K, filed September 26, 2024)
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

Date: August 7, 2025
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)