Form 10-Q
period 2025-09-30
Solventum Corp
filed 2025-11-06
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common Stock, $0.01 par value per share	173,447,557

SOLVENTUM CORPORATION
Form 10-Q for the period ended September 30, 2025

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2025
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share data)	2025	2024	2025	2024
Net sales of product	$1,594	$1,608	$4,859	$4,766
Net sales of software and rentals	502	474	1,468	1,413
Total net sales	2,096	2,082	6,327	6,179
Cost of product	847	793	2,547	2,341
Cost of software and rentals	114	124	356	364
Gross profit	1,135	1,165	3,424	3,474
Selling, general and administrative expenses	780	701	2,321	1,998
Research and development expenses	183	189	564	576
Gain on sale of business	(1,518)	—	(1,518)	—
Operating income	1,690	275	2,057	900
Interest expense, net	89	107	296	260
Loss on debt extinguishment, net	82	—	82	—
Other expense (income), net	5	1	24	48
Income before income taxes	1,514	167	1,655	592
Provision for (benefit from) income taxes	248	45	162	144
Net income	$1,266	$122	$1,493	$448

Earnings per share:
Basic earnings per share	$7.26	$0.70	$8.58	$2.59
Diluted earnings per share	7.22	0.70	8.53	2.58
Weighted-average number of shares outstanding:
Basic	174.3	173.4	174.0	173.1
Diluted	175.4	173.9	175.1	173.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net income	$1,266	$122	$1,493	$448
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(24)	179	414	94
Defined benefit pension and postretirement plans	44	10	70	20
Cash flow hedging instruments	7	(11)	(32)	(10)
Total other comprehensive income (loss), net of tax	27	178	452	104
Comprehensive income	$1,293	$300	$1,945	$552
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Millions, except share information)	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,642	$762
Accounts receivable — net of allowances of $86 and $86	1,019	1,044
Due from related parties	157	185
Inventories
Finished goods	625	539
Work in process	191	190
Raw materials and supplies	233	236
Total inventories	1,049	965
Other current assets	540	293
Total current assets	4,407	3,249
Property, plant and equipment — net	1,336	1,622
Goodwill	5,260	6,377
Intangible assets — net	2,223	2,544
Other assets	747	665
Total assets	$13,973	$14,457
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$—	$200
Accounts payable	669	618
Due to related parties	464	272
Unearned revenue	576	572
Other current liabilities	1,229	1,041
Total current liabilities	2,938	2,703
Long-term debt	5,137	7,810
Pension and postretirement benefits	306	350
Deferred income taxes	169	225
Other liabilities	437	410
Total liabilities	$8,987	$11,498
Commitments and contingencies (Note 12)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$2
Shares issued and outstanding - September 30, 2025: 173,439,525
Shares issued and outstanding - December 31, 2024: 172,785,606
Additional paid-in-capital	3,854	3,771
Retained earnings	1,734	242
Accumulated other comprehensive income (loss)	(604)	(1,056)
Total equity	4,986	2,959
Total liabilities and equity	$13,973	$14,457
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended September 30, 2025 and September 30, 2024

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2025	173	$2	$3,806	$468	$—	$(631)	$3,645
Net income	—	—	—	1,266	—	—	1,266
Other comprehensive income (loss), net of tax	—	—	—	—	—	27	27
Net transfers from 3M	—	—	9	—	—	—	9
Stock-based compensation	—	—	41	—	—	—	41
Common stock for tax withholding obligations	—	—	(2)	—	—	—	(2)
Balance at September 30, 2025	173	$2	$3,854	$1,734	$—	$(604)	$4,986

Balance at June 30, 2024	173	$2	$3,719	$89	$—	$(943)	$2,867
Net income	—	—	—	122	—	—	122
Other comprehensive income (loss), net of tax	—	—	—	—	—	178	178
Stock-based compensation	—	—	27	—	—	—	27
Common stock for tax withholding obligations	—	—	(2)	—	—	—	(2)
Balance at September 30, 2024	173	$2	$3,744	$211	$—	$(765)	$3,192
Nine Months Ended September 30, 2025 and September 30, 2024

	Common Stock
(Millions)	Shares Outstanding	Par Value	Additional Paid-In-Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	173	$2	$3,771	$242	$—	$(1,056)	$2,959
Net income	—	—	—	1,493	—	—	1,493
Other comprehensive income (loss), net of tax	—	—	—	—	—	452	452
Net transfers to 3M	—	—	(21)	—	—	—	(21)
Stock-based compensation	—	—	124	—	—	—	124
Common stock for tax withholding obligations	—	—	(20)	—	—	—	(20)
Balance at September 30, 2025	173	$2	$3,854	$1,734	$—	$(604)	$4,986

Balance at December 31, 2023	—	$—	$—	$—	$12,003	$(337)	$11,666
Net income	—	—	—	211	237	—	448
Other comprehensive income (loss), net of tax	—	—	—	—	—	104	104
Net transfers to 3M	—	—	—	—	(8,575)	(532)	(9,107)
Stock-based compensation	—	—	83	—	—	—	83
Common stock for tax withholding obligations	—	—	(2)	—	—	—	(2)
Issuance of common stock in connection with Spin-Off and reclassification of net parent investment	173	2	3,663	—	(3,665)	—	—
Balance at September 30, 2024	173	$2	$3,744	$211	$—	$(765)	$3,192
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(Millions)	2025	2024
Cash Flows from Operating Activities
Net income	$1,493	$448
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	372	405
Pension and postretirement benefit expense	49	30
Stock-based compensation expense	124	87
Gain on sale of business	(1,518)	—
Purification and Filtration transaction costs	(86)	—
Deferred income taxes	(47)	(93)
Changes in assets and liabilities
Accounts receivable	36	14
Due from related parties	37	200
Inventories	(134)	(99)
Accounts payable	74	200
Due to related parties	18	(321)
Accrued compensation	(9)	53
All other operating activities — net	(135)	42
Net cash provided by operating activities	274	966

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(316)	(253)
Proceeds from sale of business	3,870	—
Other — net	(12)	—
Net cash provided by (used in) investing activities	3,542	(253)

Cash Flows from Financing Activities
Repayment of debt	(2,970)	(200)
Net transfers to 3M	(21)	(8,247)
Proceeds from long-term debt, net of issuance costs	—	8,303
Other — net	49	8
Net cash used in financing activities	(2,942)	(136)

Effect of exchange rate changes on cash and cash equivalents	6	1
Net increase (decrease) in cash and cash equivalents	880	578
Cash and cash equivalents at beginning of period	762	194
Cash and cash equivalents at end of period	$1,642	$772
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
Solventum is a leading global healthcare company with a broad portfolio of trusted solutions that leverage deep material science, data science, and digital capabilities to address critical customer needs. Solventum is organized into three reportable business segments that are aligned with the end markets that the Company serves: MedSurg, Dental Solutions and Health Information Systems.
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

New Accounting Pronouncements
The table below provides summaries of recently issued financial accounting standards.

Standard	Relevant Description	Effective Date for Solventum	Impact of Adoption
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Issued in December 2023. Requires disaggregated information about a Company’s effective tax rate reconciliation as well as information on income taxes paid.	Year-end December 31, 2025	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Issued in November 2024. Requires additional disclosure of the nature of expenses included in the income statement.	Year-end December 31, 2027	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.
ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Issued September 2025. Updates existing accounting guidance regarding the capitalization of internal-use software costs.	January 1, 2028	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $98 million and $477 million of the December 31, 2024 balance was recognized as revenue during the three and nine months ended September 30, 2025, while approximately $110 million and $500 million of the December 31, 2023 balance was recognized as revenue during the three and nine months ended September 30, 2024.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $157 million and $456 million for the three and nine months ended September 30, 2025, and $148 million and $442 million for the three and nine months ended September 30, 2024.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2025 or 2024. Additionally, no customers accounted for more than 10% of accounts receivable as of September 30, 2025 or December 31, 2024.

NOTE 3. Acquisitions and Divestitures
Acquisitions
The Company had no acquisitions during the three and nine months ended September 30, 2025 or 2024.
Divestitures
On February 25, 2025, the Company entered into a Transaction Agreement to sell its Purification and Filtration business to Thermo Fisher Scientific Inc. ("Buyer"). On June 25, 2025, the Company and Buyer entered into an Amended and Restated Transaction Agreement (the "Agreement") to exclude the Company’s drinking water filtration business (the "Water Business") from the scope of the Purification and Filtration business to be acquired by Buyer (such acquired business, the "Business").
On September 1, 2025, Solventum completed the sale of the Business to the Buyer. The cash consideration paid to Solventum at closing was approximately $4 billion, which is subject to further working capital adjustments, resulting in a pre-tax gain of approximately $1.5 billion. The pre-tax gain was recorded net of transaction fees of $86 million.

Under the Agreement, Buyer is entitled to receive a payment of up to $75 million from the Company either upon a sale of the Water Business or after an agreed upon 3-year period. The Company recorded $64 million within the other liabilities on the condensed consolidated balance sheets, which was the present value of the expected future obligation at close of the Transaction.
In connection with the sale of the Business, the Company entered into various transition service agreements to provide certain support services at cost, below fair market value, for a period of up to 24 months from the closing of the sale. These transition services include product distribution and supply chain management, contract manufacturing, information technology, finance, customer support, among others. In connection with these agreements, the Company recognized an unfavorable contract liability of $113 million, which will be recognized over the terms of the agreements.
In September 2025, the Company recognized approximately $14 million of transition service income, including amortization of the unfavorable contract liability, within selling, general and administrative expenses on the Company's condensed consolidated statements of income. Sales and cost of sales associated with products sold to Buyer, as well as cost of products purchased from Buyer under the supply agreements were not material.
Immediately following the closing, the Company repurchased inventory from Buyer to fulfill its product distribution services under the transition agreement with Buyer. The Company recorded $83 million within other current liabilities on the condensed consolidated balance sheets related to this repurchase that the Company expects to pay in the fourth quarter of 2025.
NOTE 4. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the nine months ended September 30, 2025.
The goodwill balance by business segment is as follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	Purification and Filtration	All Other	Total
Balance as of December 31, 2024	$3,597	$439	$871	$1,470	$—	$6,377
Translation and other	203	37	4	(80)	108	272
Divestiture activity	—	—	—	(1,389)	—	(1,389)
Balance as of September 30, 2025	$3,800	$477	$875	$—	$108	$5,260
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets are as follows:

	September 30,	December 31,
(Millions)	2025	2024
Customer related intangible assets	$2,070	$2,720
Patents and other technology-based intangible assets	1,632	1,895
Tradenames and other amortizable intangible assets	611	729
Total gross carrying amount	4,313	5,344

Accumulated amortization — customer related	(741)	(1,208)
Accumulated amortization — patents and other technology-based	(1,068)	(1,224)
Accumulated amortization — tradenames and other	(281)	(368)
Total accumulated amortization	(2,090)	(2,800)

Total intangible assets — net	$2,223	$2,544

Amortization expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Amortization expense	$77	$88	$235	$261
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2025 is as follows:

(Millions)	Remainder of 2025	2026	2027	2028	2029	2030	After 2030
Amortization expense	$77	$305	$300	$296	$257	$152	$836
NOTE 5. Other Current Liabilities
Other current liabilities included in the condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
(Millions)	2025	2024
Other current liabilities
Accrued compensation	$259	$281
Accrued taxes	212	122
Accrued rebates	171	146
Accrued interest	41	114
Purification and Filtration-related	193	—
Other	353	378
Total other current liabilities	$1,229	$1,041

Purification and Filtration-related in the table above includes the liability recorded in conjunction with the repurchase of inventory and the current portion of the unfavorable contract liability as described in Note 3, along with other activity with Buyer, including amounts owed under the transition agreements, since the close of the Transaction.
NOTE 6. Property, Plant, and Equipment - Net
Property, plant and equipment - net consisted of the following:

	September 30,	December 31,
(Millions)	2025	2024
Property, plant and equipment - at cost
Buildings and leasehold improvements	$832	$956
Machinery and equipment	1,779	2,150
Construction in progress	568	504
Gross property, plant and equipment	3,179	3,610
Accumulated depreciation	(1,843)	(1,988)
Property, plant and equipment - net	$1,336	$1,622
Depreciation expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Depreciation expense	$37	$37	$117	$121

NOTE 7. Comprehensive Income Information
Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended September 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025, net of tax:	$(112)	$(500)	$(19)	$(631)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(23)	55	6	38
Amount of gain (loss) reclassified from AOCI	—	6	3	9
Total other comprehensive income (loss), before tax	(23)	61	9	47
Tax effect	(1)	(17)	(2)	(20)
Total other comprehensive income (loss), net of tax	(24)	44	7	27
Balance at September 30, 2025, net of tax:	$(136)	$(456)	$(12)	$(604)
Three months ended September 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024, net of tax:	$(432)	$(512)	$1	$(943)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	179	—	(15)	164
Amount of gain (loss) reclassified from AOCI	—	13	—	13
Total other comprehensive income (loss), before tax	179	13	(15)	177
Tax effect	—	(3)	4	1
Total other comprehensive income (loss), net of tax	179	10	(11)	178
Balance at September 30, 2024, net of tax:	$(253)	$(502)	$(10)	$(765)
Nine months ended September 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax:	$(550)	$(526)	$20	$(1,056)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	395	55	(37)	413
Amount of gain (loss) reclassified from AOCI	—	41	(4)	37
Total other comprehensive income (loss), before tax	395	96	(41)	450
Tax effect	19	(26)	9	2
Total other comprehensive income (loss), net of tax	414	70	(32)	452
Balance at September 30, 2025, net of tax:	$(136)	$(456)	$(12)	$(604)

Nine months ended September 30, 2024

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(347)	$10	$—	$(337)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	56	—	(13)	43
Amount of gain (loss) reclassified from AOCI	38	26	—	64
Total other comprehensive income (loss), before tax	94	26	(13)	107
Tax effect	—	(6)	3	(3)
Total other comprehensive income (loss), net of tax	94	20	(10)	104
Transfers from 3M, net of tax	—	(532)	—	(532)
Balance at September 30, 2024, net of tax:	$(253)	$(502)	$(10)	$(765)
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

The effective tax rates for the three months ended September 30, 2025 and 2024 were 16.4% and 26.9%, respectively. The decrease in our effective tax rate is primarily related to the divestiture of the Purification and Filtration business.

The effective tax rates for the nine months ended September 30, 2025 and 2024 were 9.8% and 24.3%, respectively. The decrease in our effective tax rate is primarily related to the divestiture of the Purification and Filtration business.

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

In 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced Pillar Two Model Rules which call for the taxation of large multinational corporations at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal year 2024 or announced their plans to enact legislation in future years. In the nine months ended September 30, 2025, the Company incurred an insignificant tax impact in connection with Pillar Two.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act”) was enacted in the U.S. The Act includes changes to U.S. corporate income tax provisions, including immediate expensing of domestic Research and Development costs, 100% bonus depreciation, modified limits of interest deductibility, and revisions to U.S. international tax provisions. The Act did not materially impact the Company's income tax provision for the three and nine months ended September 30, 2025. The Company will continue to monitor and evaluate the potential tax impacts of the Act in future periods.

NOTE 9. Long-Term Debt and Short-Term Borrowings
Carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of September 30, 2025 and December 31, 2024 consisted of the following:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				September 30, 2025	December 31, 2024
Eighteen month senior term loan credit facility	USD Floating	—%	2025	$—	$200
Three year senior term loan credit facility	USD Floating	5.53	2027	210	979
$1 billion 5.45 percent three year senior notes	USD Fixed	5.36	2027	349	995
$1.5 billion 5.40 percent five year senior notes	USD Fixed	5.23	2029	698	1,487
$1 billion 5.45 percent seven year senior notes	USD Fixed	5.22	2031	991	990
$1.65 billion 5.60 percent ten year senior notes	USD Fixed	5.39	2034	1,637	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD Fixed	5.76	2054	1,210	1,231
$500 million 6.00 percent forty year senior notes	USD Fixed	5.89	2064	42	492
Total long-term debt				5,137	8,010
Less: current portion of long-term debt				—	200
Long-term debt (excluding current portion)				$5,137	$7,810
Senior Notes
The Company’s borrowings include $5.0 billion aggregate principal amount of senior notes with maturity dates ranging from 2027 through 2064 (collectively, the “Senior Notes”). The Senior Notes are governed by an indenture and supplemental indenture between the Company and a trustee (collectively, the “Indenture”). The Indenture contains certain customary affirmative and negative covenants, including restrictions on the Company’s ability to consolidate, merge, convey, transfer or lease substantially all of its assets. In addition, the Indenture contains other customary terms, including certain events of default, upon the occurrence of which the Senior Notes may be declared immediately due and payable. The Company is in compliance with all covenants related to the Senior Notes.
In September 2025, the Company repurchased multiple series of its outstanding Senior Notes via cash tender offers with a combined aggregate principal amount of $1.9 billion: $650 million aggregate principal amount of 5.45% senior notes due 2027, $797 million aggregate principal amount of 5.40% senior notes due 2029, $22 million aggregate principal amount of 5.90% senior notes due 2054, and $458 million aggregate principal amount of 6.00% senior notes due 2064. Neither the 5.45% senior notes due 2031 nor the 5.60% senior notes due 2034 were tendered.
As a result of tendering a portion of its Senior Notes, the Company recognized a loss on debt extinguishment of approximately $94 million within loss on debt extinguishment, net within its condensed consolidated statements of income, the cash outflow for which is recorded within other financing activities within its condensed consolidated statements of cash flows. This loss on extinguishment reflects the difference between the carrying value and the amount paid to acquire the tendered Senior Notes and related expenses.
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
At September 30, 2025, there are no amounts outstanding under the 5-year Revolving Credit Facility.

There were no amounts outstanding under the eighteen month senior unsecured term loan facility when it reached maturity in August 2025. In September 2025, the Company prepaid $770 million of the aggregate principal amount outstanding under the three year senior unsecured term loan credit facility.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of September 30, 2025.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of September 30, 2025. The maturities of long-term debt for the periods subsequent to September 30, 2025 are as follows (in millions):

Remainder of 2025	2026	2027	2028	2029	2030	After 2030	Total
$—	$—	$560	$—	$703	$—	$3,920	$5,183
Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At September 30, 2025, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $5.4 billion compared to a carrying value of $5.1 billion. At December 31, 2024, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $7.8 billion compared to a carrying value of $7.8 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.

NOTE 10. Pension and Postretirement Benefit Plans
Transfer of Solventum Sponsored Pension and Postretirement Benefit Plans
Historically, certain employees of Solventum participated in U.S. and non-U.S. retirement plans sponsored by 3M. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, 3M committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. During March 2024, in advance of the Spin-Off, all U.S. and most remaining 3M sponsored non-U.S. pension and postretirement plan obligations and assets with respect to current and former employees of Solventum were legally transferred to Solventum from 3M, except for certain assets held back within the 3M sponsored pension plans for regulatory purposes. The final asset transfer from the 3M sponsored pension plans occurred in June 2025.
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

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2025 and 2024 are as follows:
Three months ended September 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2025	2024	2025	2024	2025	2024
Net periodic benefit cost (benefit)
Service cost - Operating	$6	$7	$5	$5	$1	$1
Interest cost	24	23	5	5	3	3
Expected return on plan assets	(31)	(34)	(6)	(5)	(2)	(2)
Amortization of prior service benefit	—	(1)	—	—	—	(1)
Amortization of net actuarial loss	16	14	—	—	1	1
Non-operating	9	2	(1)	—	2	1
Total net periodic benefit cost (benefit)	$15	$9	$4	$5	$3	$2

Nine months ended September 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2025	2024	2025	2024	2025	2024
Net periodic benefit cost (benefit)
Service cost - Operating	$18	$14	$15	$14	$3	$2
Interest cost	72	46	15	15	9	6
Expected return on plan assets	(93)	(68)	(18)	(15)	(6)	(4)
Amortization of prior service benefit	—	(2)	—	—	—	(2)
Amortization of net actuarial loss	48	28	—	—	3	2
Non-operating	27	4	(3)	—	6	2
Total net periodic benefit cost (benefit)	$45	$18	$12	$14	$9	$4
During the nine months ended September 30, 2025, the Company made cash contributions totaling $4 million to its U.S. pension plans and $13 million to its international pension plans. In 2025, the Company expects to make total cash contributions of approximately $23 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. Future contributions will depend on market conditions, interest rates and other factors.
On September 1, 2025, in connection with the sale of the Purification and Filtration business, the Company transferred certain eligible U.S. and international employees from Company-sponsored pension and postretirement benefit plans to benefit plans of the Buyer. The transfers required remeasurement of the plans prior to the calculation of the transfer amount. The net impact of the remeasurements was a decrease of approximately $42 million in the pension and postretirement benefits liability and a corresponding decrease in accumulated other comprehensive income (loss). Additionally, the pension and postretirement benefits liability decreased by $33 million related to the curtailment and settlement of benefits for these employees.

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
As of September 30, 2025, the Company had a balance of $12 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of September 30, 2025, Solventum expects to reclassify to earnings approximately $8 million after-tax net unrealized loss over the next 12 months based on exchange rates as of September 30, 2025.
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided within amount of gain (loss) recognized in AOCI in Note 7.
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
During the third quarter of 2025, the Company entered into $200 million notional fixed-to-floating forward interest rate swaps and $400 million notional treasury locks in connection with the anticipated closing of the Purification and Filtration sale and planned purchase of a portion of our outstanding registered debt. These instruments were settled during the quarter for a gain of $11 million that was reflected within loss on debt extinguishment, net on the condensed consolidated statements of income.
These derivative instruments are not designated in a hedging relationship; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

Statement of Income Location and Impact of Derivative Instruments
The impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments for the three and nine months ended September 30, 2025 was not material. The impact from derivative instruments designated in cash flow hedging relationships was reflected within cost of sales and the impact from derivatives not designated as hedging instruments was reflected within other expense (income), net on the condensed consolidated statements of income.
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	September 30,	December 31,		September 30,	December 31,		September 30,	December 31,
	2025	2024		2025	2024		2025	2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$334	$355	Other current assets	$2	$17	Other current liabilities	$11	$—
Foreign currency forward contracts	131	157	Other assets	—	6	Other liabilities	4	—
Cross-currency swaps	756	380	Other assets	—	$10	Other liabilities	64	—
Total derivatives designated as hedging instruments	$1,221	$892		$2	$33		$79	$—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$400	$397	Other current assets	$1	$—	Other current liabilities	$2	$—
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
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the three and nine months ended September 30, 2025, the Company recognized $0 and $12 million in legal charges, respectively. During both the three and nine months ended September 30, 2024, the Company recognized $3 million and $8 million in legal charges. During the nine months ended September 30, 2025 and 2024 the Company made payments of $16 million and $6 million related to legal settlements. At September 30, 2025 and December 31, 2024, accrued litigation costs were $21 million and $25 million, respectively.
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
3M is a named defendant in over 8,900 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement by and between Solventum and 3M (the “Separation and Distribution Agreement”), Solventum has agreed to indemnify 3M for uninsured liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.
The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) has consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (“MDL”) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL; however, those decisions were subsequently reversed by the U.S. Court of Appeals for the Eighth Circuit. The parties are actively litigating several MDL bellwether and state court cases, with trials anticipated in 2026.
In addition to the federal MDL cases, there are seven state court personal injury cases relating to the Bair Hugger patient warming systems, including a multi-plaintiff case of amputees in Ramsey County, Minnesota. Additionally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in knee and hip replacement surgeries involving medically obese people in Minnesota from May 2017 to the present.
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
Warranties/Guarantees
The Company had approximately $84 million and $40 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at September 30, 2025 and December 31, 2024, respectively. These instruments are utilized in connection with normal business activities. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.

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
The related restructuring charges for periods presented were recorded in the condensed consolidated statement of income as follows:

	Three months ended September 30,	Nine months ended September 30,
(Millions)	2025	2025
Cost of product	$(2)	$9
Cost of software and rentals	—	—
Selling, general and administrative expenses	4	14
Research and development expenses	—	5
Total operating income impact	$2	$28
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits	Asset-Related and Other	Total
Expense incurred in 2024	$46	$16	$62
Non-cash changes	—	(8)	(8)
Cash payments	(1)	—	(1)
Accrued liabilities as of December 31, 2024	$45	$8	$53
Expense incurred in first quarter of 2025	$14	$4	$18
Non-cash changes	—	(4)	(4)
Cash payments	(38)	—	(38)
Accrued liabilities as of March 31, 2025	$21	$8	$29
Expense incurred in second quarter of 2025	$9	$(1)	$8
Cash payments	(9)	(2)	(11)
Accrued liabilities as of June 30, 2025	$21	$5	$26
Expense incurred in third quarter of 2025	$5	$(3)	$2
Cash payments	(14)	—	(14)
Accrued liabilities as of September 30, 2025	$13	$1	$14
Asset-related and other primarily includes charges associated with asset write-offs and other contractual third party termination costs. All program charges were recognized within Corporate and are not included within business segment results.

NOTE 14. Earnings Per Share
Prior to the completion of the Spin-Off, the Company had no common shares issued and outstanding. On April 1, 2024, there were 172,709,505 shares of Solventum common stock issued and outstanding as part of the Distribution. For the nine months ended September 30, 2024, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
Subsequent to Spin-Off, the dilutive effect of outstanding stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) is reflected in the calculation of earnings per share using the treasury stock method. Diluted earnings per share excludes certain shares issuable under stock-based compensation plans because the effect would have been antidilutive.
The computations for basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$1,266	$122	$1,493	$448

Denominator:
Weighted average common shares outstanding – basic	174.3	173.4	174.0	173.1
Dilution associated with stock-based compensation plans	1.1	0.5	1.1	0.3
Weighted average common shares outstanding – diluted	175.4	173.9	175.1	173.4

Basic earnings per share	$7.26	$0.70	$8.58	$2.59
Diluted earnings per share	$7.22	$0.70	$8.53	$2.58

Antidilutive shares	4.3	5.0	4.1	5.0
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

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Cost of sales	$2	$3	$10	$12
Selling, general and administrative expenses	36	22	100	61
Research and development expenses	3	2	14	14
Stock-based compensation expenses	41	27	124	87
Income tax benefits (expense)	(6)	(5)	(17)	(13)
Stock-based compensation expenses, net of tax	$35	$22	$107	$74

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
•Transition agreement expenses for the three and nine months ended September 30, 2025 were $145 million and $417 million, respectively, and for both the three and nine months ended September 30, 2024 were $144 million and $231 million, respectively, and are related to services received under transition agreements between the Company and 3M and its affiliates. These expenses are reflected in cost of product and operating expense (which is comprised of selling, general and administrative and research and development expenses) on the Company's condensed consolidated statements of income.
•Master Supply Agreements - The Company recognized revenue and cost of sales associated with products sold to 3M of $22 million and $17 million, respectively, for the three months ended September 30, 2025 and $64 million and $48 million, respectively, for the nine months ended September 30, 2025. The Company recognized revenue and cost of sales associated with products sold to 3M of $17 million and $12 million, respectively, for the three months ended September 30, 2024 and $27 million and $20 million, respectively, for the nine months ended September 30, 2024. Cost of product related to purchases from 3M under the master supply agreements was $64 million and $185 million for the three and nine months ended September 30, 2025, respectively. Cost of product related to purchases from 3M under the master supply agreements was $68 million for the three and nine months ended September 30, 2024.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the transition and master supply agreements, reported in the Company’s condensed consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2025	2024	2025	2024
Net sales of product	$22	$17	$64	$27
Cost of product	167	171	481	201
Selling, general and administrative expenses	67	63	193	135
Research and development expenses	2	2	8	5
Current amounts due from and due to 3M under various agreements described above are recognized within the due from related parties and due to related parties, as applicable, in the condensed consolidated financial statements. There were no non-current amounts due to 3M at September 30, 2025.
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
The reconciliation of net transfers to 3M between the condensed consolidated changes in equity and the condensed consolidated statements of cash flows are as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net transfers from (to) 3M on the condensed consolidated changes in equity	$9	$—	$(21)	$(8,575)
Stock compensation expense	—	—	—	(4)
Multiemployer pension expense	—	—	—	(5)
Net balances transferred from 3M	—	—	—	337
Net transfers from (to) 3M on the condensed consolidated statements of cash flows	$9	$—	$(21)	$(8,247)

NOTE 17. Business Segments
Operating segments include components of an enterprise where separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”) for the purpose of assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer. The primary profitability measurement used by the CODM to review segment operating results is segment operating income. The CODM uses segment operating income to allocate resources during the strategic planning process and then holds the segments accountable to the resourcing decisions during the annual budgeting process. The CODM does not use asset information by segment to evaluate reportable segments as the CODM does not receive discrete asset information by segment. Beginning in third quarter 2025, as a result of the sale of the Purification and Filtration business, the Company’s operating activities are managed primarily through the following reportable segments: MedSurg, Dental Solutions, and Health Information Systems. There have been no changes to the composition of or to financial information reported within each of these reportable segments. These segments have been identified based on the nature of the products sold and how the Company manages its operations. Transactions among reportable segments are recorded at cost. No operating segments have been aggregated to form reportable segments.
All Other includes the Water Business, which was previously reported within the Purification and Filtration business segment. The Water Business results have been reclassified for comparability within All Other for all historical periods. All Other also includes sales and cost of sales related to our supply agreements with 3M and other supply agreements assumed by the Company at Spin-Off related to legacy 3M businesses, which were historically included in Corporate and Unallocated.

Corporate and Unallocated primarily includes restructuring and related charges, benefits or costs related to capitalized manufacturing variances, and Spin-Off and separation related costs. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to set up operations as a standalone company, including system implementations, manufacturing relocation, legal entity separation, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs.
Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Business segment operating income is reconciled to total operating income and pre-tax income below.
Consistent accounting policies have been applied on a consolidated basis as well as by all segments for all reporting periods.
Business Segment Information and Disaggregated Net Sales

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2025	2024	2025	2024
Advanced Wound Care	$485	$468	$1,400	$1,369
Infection Prevention and Surgical Solutions	722	713	2,182	2,093
MedSurg	1,206	1,182	3,581	3,463
Dental Solutions	340	313	1,006	979
Health Information Systems	345	326	1,012	971
Total reportable segment net sales	1,891	1,821	5,600	5,413
Purification and Filtration	128	180	497	532
All Other	77	81	230	234
Total net sales	$2,096	$2,082	$6,327	$6,179

	Three months ended September 30,		Nine months ended September 30,
Cost of Sales (Millions)	2025	2024	2025	2024
MedSurg	$599	$539	$1,750	$1,593
Dental Solutions	118	109	350	320
Health Information Systems	80	92	259	269

	Three months ended September 30,		Nine months ended September 30,
Operating Expenses (Millions)*	2025	2024	2025	2024
MedSurg	$405	$399	$1,213	$1,192
Dental Solutions	134	130	394	382
Health Information Systems	131	129	391	385
* Operating expenses are comprised of selling, general and administrative expenses and research and development expenses as shown on the condensed consolidated statements of income.
	Three months ended September 30,		Nine months ended September 30,
Operating Performance (Millions)	2025	2024	2025	2024
MedSurg	$203	$243	$619	$678
Dental Solutions	87	74	262	277
Health Information Systems	134	105	363	317
Total reportable segment operating income	424	422	1,244	1,272
Purification and Filtration	26	19	96	62
All Other	12	5	31	24
Amortization expense	(77)	(88)	(235)	(261)
Corporate and Unallocated	1,305	(83)	921	(197)
Total operating income	1,690	275	2,057	900

Interest expense, net	89	107	296	260
Loss on extinguishment of debt, net	82	—	82	—
Other expense/(income), net	5	1	24	48
Income before income taxes	$1,514	$167	$1,655	$592

NOTE 18. Subsequent Events
Transform for the Future
In November 2025, the Company approved its new multiyear 'Transform for the Future' global initiative (the "Program") to further enable its long-term growth strategy and ensure it's best positioned to compete-to-win in a rapidly changing healthcare environment. Designed to transform the cost structure, enhance operational efficiency, and reposition for profitable growth, the primary activities of the Program include operating structure optimization and workforce reorganization, procurement and cost management, supply chain, manufacturing and global footprint optimization, and streamlining systems and increased automation to improve operational efficiency. Once fully implemented, the 4-year Program is expected to generate approximately $500 million in annual cost savings, a portion of which will be reinvested in strategic growth initiatives. The Company anticipates cumulative pretax costs related to the Program will be approximately $500 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum for the nine months ended September 30, 2025 and 2024. For full understanding of the Company’s financial condition and results of operations, the below discussion should be read alongside the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in the Company’s 2024 Annual Report on Form 10-K.
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

Operating Segments and Sales Change Information
Solventum manages its operations in three business segments: MedSurg, Dental Solutions, and Health Information Systems. On February 25, 2025, the Company entered into a Transaction Agreement to sell its Purification and Filtration business to Buyer. On June 25, 2025, the Company and Buyer entered into an additional Agreement to exclude the Company’s Water Business from the scope of the Business to be acquired by Buyer. On September 1, 2025, Solventum completed the sale of the Business to the Buyer in accordance with the terms of the Agreement. The cash consideration paid to Solventum at closing was approximately $4 billion. Refer to Note 3, “Acquisitions and Divestitures” for additional information.
References are made to organic sales change, which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures. Constant currency, as reflected in the tables below, is defined as the change in net sales absent the impact on sales from foreign currency translation. Other, as comprised in the tables below, includes acquisition and divestiture-related activities. Acquisitions include non-health care related supply agreements that conveyed from 3M to the Company at Spin-Off and sales from new supply agreements with 3M that commenced at Spin-Off. Divestiture impacts include lost sales from both the Company’s Purification and Filtration business that was sold in September 2025 and the dental anesthetics business that was sold in August 2023, as well as lost sales from certain health care businesses retained by 3M India in connection with the Spin-Off. Solventum believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
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
Segment and Total Company Net Sales

	Three months ended September 30,		Increase/(Decrease)
(Millions)	2025	2024	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$485	$468	3.5%	0.8%	2.7%	—%	2.7%
Infection Prevention and Surgical Solutions	722	713	1.2	1.1	0.1	—	—
MedSurg	1,206	1,182	2.1	1.0	1.1	—	1.1
Dental Solutions	340	313	8.4	1.9	6.5	—	6.5
Health Information Systems	345	326	5.9	0.3	5.6	—	5.6
Purification and Filtration	128	180	(28.7)	3.4	(32.1)	(38.5)	6.4
All Other	77	81	(5.4)	0.4	(5.8)	—	(5.8)
Total Company	$2,096	$2,082	0.7%	1.1%	(0.4)%	(3.1) %	2.7%

	Nine months ended September 30,		Increase/(Decrease)
(Dollars in millions)	2025	2024	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$1,400	$1,369	2.2%	0.2%	2.0%	(0.1)%	2.1%
Infection Prevention and Surgical Solutions	2,182	2,093	4.2	0.1	4.1	(0.5)	4.6
MedSurg	3,581	3,463	3.4	0.1	3.3	(0.3)	3.6
Dental Solutions	1,006	979	2.8	0.5	2.3	(0.3)	2.5
Health Information Systems	1,012	971	4.3	0.1	4.2	—	4.2
Purification and Filtration	497	532	(6.6)	1.0	(7.6)	(13.1)	5.5
All Other	230	234	(2.0)	0.1	(2.1)	5.6	(7.6)
Total Company	$6,327	$6,179	2.4%	0.2%	2.2%	(1.1) %	3.2%

Segment and Total Company Operating Income

	Three months ended September 30,
(Millions)	2025	2024	2025 vs 2024 change
Segment Operating Income
MedSurg	$203	$243	(16.5)%
Dental Solutions	87	74	18.7
Health Information Systems	134	105	27.4
Purification and Filtration	26	19	36.8
All Other	12	5	140.0
Corporate and Unallocated	1,228	(171)	818.1
Total Company	$1,690	$275	514.5%

	Nine months ended September 30,
(Dollars in millions)	2025	2024	2025 vs 2024 change
Segment Operating Income
MedSurg	$619	$678	(8.7)%
Dental Solutions	262	277	(5.4)
Health Information Systems	363	317	14.5
Purification and Filtration	96	62	54.8
All Other	31	24	29.2
Corporate and Unallocated	686	(458)	249.8
Total Company	$2,057	$900	128.6%

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
Percent change information compares the three and nine months ended September 30, 2025 with the same period for the prior year, unless otherwise indicated.

	Three months ended September 30, 2025
(Millions)	United States	International	Worldwide
Net sales	$1,184	$912	$2,096
% of worldwide sales	56.5%	43.5%	100.0%
Increase/(decrease)
Organic growth	3.4%	1.7%	2.7%
Other	(1.5)	(5.2)	(3.1)
Constant currency	1.9	(3.5)	(0.4)
Currency impact	—	2.6	1.1
Reported growth	1.9%	(0.9)%	0.7%

	Nine months ended September 30, 2025
(Millions)	United States	International	Worldwide
Net sales (millions)	$3,513	$2,814	$6,327
% of worldwide sales	55.5%	44.5%	100.0%
Increase/(decrease)
Organic growth	3.6%	2.7%	3.2%
Other	(0.2)	(2.1)	(1.1)
Constant currency	3.4	0.6	2.2
Currency impact	—	0.5	0.2
Reported growth	3.4%	1.1%	2.4%
Additional information beyond what is included in the preceding table is as follows:
Third quarter 2025 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg and Health Information Systems.
•In the International geographic area, total sales decreased while organic sales increased. Organic growth was led by Dental Solutions.
First nine months 2025 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg and Health Information Systems.
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
Foreign currency had a positive worldwide impact on sales for the third quarter 2025 compared to the same period last year. The worldwide impact on sales for the nine months ended 2025 was positive compared to the same period last year. Solventum estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $4 million and increased pre-tax income by approximately $6 million for the three and nine months ended September 30, 2025, respectively.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
(Percent of corresponding net sales)	2025	2024	Change	2025	2024	Change
Cost of product	53.1%	49.3%	3.8%	52.4%	49.1%	3.3%
Cost of software and rentals	22.7	26.2	(3.5)	24.3	25.8	(1.5)
Cost of Product
Cost of product includes manufacturing, engineering and freight costs.
Cost of product, measured as a percent of sales of product, increased in the third quarter of 2025 when compared to the third quarter of 2024. The increase was driven by increased costs due to the impact of higher sourcing costs from tariffs and inventory sourced under the master supply and transition manufacturing agreements with 3M, partially offset by benefits from cost savings programs.
Cost of product, measured as a percent of sales of product, increased in the first nine months of 2025 when compared to the first nine months of 2024. The increase was driven by increased costs due to the impact of higher sourcing costs from tariffs and inventory sourced under the master supply and transition manufacturing agreements with 3M partially offset by benefits from cost savings programs.
Cost of Software and Rentals
Cost of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and freight costs related to our hardware rental units.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during the third quarter of 2025 as compared to the same period last year due to the impact, primarily driven by benefits from lower external license fees and product mix benefit from higher sales of our revenue cycle management solutions.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during the first nine months of 2025 as compared to the same period last year due to the impact of lower external license fees, price and sales mix, primarily driven by higher sales of our revenue cycle management solution.

	Three months ended September 30,			Nine months ended September 30,
(Percent of total net sales)	2025	2024	Change	2025	2024	Change
Selling, general and administrative (SG&A)	37.2%	33.7%	3.5%	36.7%	32.3%	4.4%
Research and development (R&D)	8.7	9.1	(0.4)	8.9	9.3	(0.4)
Gain on sale of business	(72.4)	—	(72.4)	(24.0)	—	(24.0)
Operating income	80.6	13.2	67.4	32.5	14.6	17.9

Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in the third quarter of 2025 when compared to the same period last year. The increase was driven by higher costs associated with activities to separate operations from 3M, costs incurred to separate the Purification and Filtration business, and higher compensation expense, including equity-based awards, partially offset by benefits from the Solventum Way restructuring program.
SG&A, measured as a percent of total net sales, increased in the first nine months of 2025 when compared to the same period last year. The increase was driven by costs incurred to separate the Purification and Filtration business, higher compensation, including equity-based awards, and higher costs associated with both initial stand-up and ongoing operations to support a standalone company.
Research and Development
R&D, measured as a percent of total net sales, decreased in the third quarter of 2025 when compared to the same period last year due to lower cost from the sale of the Purification and Filtration business in relation to higher net sales.
R&D, measured as a percent of total net sales, decreased in the first nine months of 2025 when compared to the same period last year due to lower cost from the sale of the Purification and Filtration business in relation to higher net sales.
Gain on Sale of Business
The Company completed the sale of the Purification and Filtration business in the third quarter of 2025. This resulted in a net gain of $1.5 billion for both the third quarter and first nine months of 2025.
Interest Expense, Net, Loss on Debt Extinguishment, Net, and Other Expense (Income), Net

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Interest expense, net	$89	$107	$296	$260
Loss on debt extinguishment, net	82	—	82	—
Other expense (income), net	5	1	$24	$48

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net decreased in the third quarter as compared to the same period last year due to lower interest expense as a result of lower debt outstanding. Interest expense, net increased in the first nine months of 2025 as compared to the same period last year due to a full quarter of interest incurred in the first quarter of 2025 related to the February 2024 issuance of senior notes and March 2024 draw on the senior term loan credit facilities. Refer to Note 9 to the condensed consolidated financial statements for more information.

Loss on debt extinguishment, net includes charges incurred in the third quarter of 2025 from the differential between carrying value and the amount paid to acquire the tendered Senior Notes and related expenses. Refer to Note 9 to the condensed consolidated financial statements for additional information. These charges were partially offset by the gain from interest rate swaps entered into and subsequently settled in connection with the sale of the Purification and Filtration business. Refer to Note 11 to the condensed consolidated financial statements for additional information.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and foreign currency transaction gain (loss). Other expense (income), net increased for the third quarter of 2025 primarily due to higher non-service periodic pension costs. Other expense (income), net decreased for the nine months of 2025 as compared to the same period last year primarily due to charges associated with the substantial liquidation of foreign operations completed as part of our separation from 3M.
Provision for (benefit from) Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income/loss)	2025	2024	2025	2024
Effective tax rate	16.4%	26.9%	9.8%	24.3%

Refer to Note 8 to the condensed consolidated financial statements for further discussion of income taxes.

Performance by Business Segment
Note 17 to the condensed consolidated financial statements provides an overview of Solventum’s business segments in addition to disclosures relating to Solventum’s segments. Upon closing the sale of our Purification and Filtration business, we primarily manage our operations in three business segments. Our reportable segments are MedSurg, Dental Solutions, and Health Information Systems. Our Chief Operating Decision Maker evaluates segment operating performance using net sales and business segment operating income.
All Other
All Other primarily consists of the Water Business that was retained after the sale of the Purification and Filtration Business. All Other also includes sales and cost of sales related to our agreements to supply 3M and other supply agreements assumed by the Company at Spin-Off related to legacy 3M businesses, which were historically included within Corporate and Unallocated.
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
Business Segment Information
Information related to the Company’s segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
MedSurg (57.5% and 56.6% of consolidated sales for the three and nine months ended September 30, 2025)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net sales	$1,206	$1,182	$3,581	$3,463
Increase/(decrease)
Organic growth	1.1%	1.0%	3.6%	1.1%
Other	—	(0.7)	(0.3)	(0.5)
Constant currency	1.1	0.2	3.3	0.6
Currency impact	1.0	(0.1)	0.1	(0.6)
Reported growth	2.1%	0.1%	3.4%	—%

Business segment operating income	$203	$243	$619	$678
Percent change	(16.5)%	(20.8)%	(8.7)%	(18.2)%
Percent of sales	16.8%	20.6%	17.3%	19.6%
Third quarter 2025 results:
Sales in MedSurg were up 2.1%:
•Organic growth was driven by volumes in Advanced Wound Care, due to negative pressure wound therapy. Growth within our Infection Prevention and Surgical Solutions business was negatively impacted by advanced order timing as part of enterprise resource planning and distribution center cutovers that occurred during the second quarter 2025.
•Foreign currency translation positively impacted sales by 1.0%.
Business segment operating income margin decreased when compared to the same period last year. The decrease was primarily driven by the impact of higher product costs due to tariffs.

First nine months 2025 results:
Sales in MedSurg were up 3.4%:
•Organic growth was led by Infection Prevention and Surgical Solutions, led by I.V. site management and surgical solutions products.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation positively impacted sales by 0.1%.
Business segment operating income margin decreased when compared to the same period last year. The decrease was driven by higher costs to stand-up and operate our standalone structure after Spin-Off and the impact on product cost from tariffs.
Dental Solutions (16.2% and 15.9% of consolidated sales for the three and nine months ended September 30, 2025)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net sales	$340	$313	$1,006	$979
Increase/(decrease)
Organic growth	6.5%	(3.9)%	2.5%	(1.8)%
Other	—	(1.2)	(0.3)	(1.9)
Constant currency	6.5	(5.2)	2.3	(3.7)
Currency impact	1.9	—	0.5	(0.6)
Reported growth	8.4%	(5.2)%	2.8%	(4.3)%

Business segment operating income	$87	$74	$262	$277
Percent change	18.7%	(35.1)%	(5.4)%	(20.6)%
Percent of sales	25.7%	23.6%	26.1%	28.3%
Third quarter 2025 results:
Sales in Dental Solutions were up 8.4%:
•Organic growth across all businesses, led by new restorative and prevention solutions products. The quarter benefitted from a reduction in backorders driven by improved service levels.
•Foreign currency translation positively impacted sales by 1.9%.
Business segment operating income margin increased when compared to the same period last year primarily due to the benefit of higher sales volume growth. Tariff and inflation impacts were largely offset by savings from Solventum Way and other supply chain benefits.
First nine months 2025 results:
Sales in Dental Solutions were up 2.8%:
•Organic growth in new restorative and prevention solutions products was partially offset by a decline in traditional orthodontic products.
•Other includes certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation positively impacted sales by 0.5%
Business segment operating income margin decreased when compared to the same period last year as a result of higher costs to stand-up and operate our standalone structure after Spin-Off.

Health Information Systems (16.5% and 16.0% of consolidated sales for the three and nine months ended September 30, 2025)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net sales	$345	$326	$1,012	$971
Increase/(decrease)
Organic growth	5.6%	1.5%	4.2%	1.8%
Other	—	—	—	—
Constant currency	5.6	1.4	4.2	1.8
Currency impact	0.3	0.1	0.1	—
Reported growth	5.9%	1.5%	4.3%	1.8%

Business segment operating income	$134	$105	$363	$317
Percent change	27.4%	(7.9)%	14.5%	4.3%
Percent of sales	38.8%	32.2%	35.8%	32.6%
Third quarter 2025 results:
Sales in Health Information Systems were up 5.9%:
•Organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM and a timing benefit from consulting product milestones.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.3%.
Business segment operating income margin increased when compared to the same period last year, driven by sales mix and lower external license fees.
First nine months 2025 results:
Sales in Health Information Systems were up 4.3%:
•Positive organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.1%.
Business segment operating income margin increased when compared to the same period last year, driven by sales price growth, product mix and lower external license fees.
Other Segment Information
Purification and Filtration

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net sales	$128	$180	$497	$532
Increase/(decrease)
Organic growth	6.4%	4.1%	5.5%	5.2%
Other	(38.5)	(1.3)	(13.1)	(1.0)
Constant currency	(32.1)	2.8	(7.6)	4.2
Currency impact	3.4	—	1.0	(0.6)
Reported growth	(28.7)%	2.8%	(6.6)%	3.6%

Business segment operating income	$26	$19	$96	$62
Percent change	36.8%	(31.3)%	54.8%	(11.6)%
Percent of sales	20.1%	10.6%	19.3%	11.7%

Third quarter 2025 results:
Sales in Purification and Filtration were down (28.7)%:
•Results above represent the two months of sales prior to the close of the sale in September 2025.
•Other includes lost sales from the Company’s Purification and Filtration business that was sold in September 2025.
•Foreign currency translation positively impacted sales by 3.4%.
Business segment operating income margin increased due to volume growth and favorable sales mix.
First nine months 2025 results:
Sales in Purification and Filtration were down (6.6)%:
•Organic growth was driven by growth in both bioprocessing filtration and industrial filtration, which benefited from added production capacity, partially offset by declines in membrane OEM products.
•Other includes lost sales from the Company’s Purification and Filtration business that was sold in September 2025 and certain health care businesses retained by 3M India in connection with the Spin-Off.
•Foreign currency translation positively impacted sales by 1.0%.
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
The Company had approximately $84 million and $40 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at September 30, 2025 and December 31, 2024, respectively. These instruments are utilized in connection with normal business activities.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of September 30, 2025.
Cash, cash equivalents and marketable securities
As of September 30, 2025, Solventum had $1,642 million of cash and cash equivalents, of which approximately $1,438 million was held by the Company’s foreign subsidiaries and approximately $204 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2024, Solventum had $762 million of cash and cash equivalents, of which approximately $611 million was held by the Company’s foreign subsidiaries and $151 million was held in the United States. There were immaterial amounts of marketable securities at both September 30, 2025 and December 31, 2024. The increase from December 31, 2024 was driven by proceeds from the sale of the Purification and Filtration business, partially offset by repurchases of a portion of our senior notes via tender offers and a prepayment on our outstanding term loan.
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

	Nine months ended September 30,
(Millions)	2025	2024
Cash provided by (used in):
Operating activities	$274	$966
Investing activities	3,542	(253)
Financing activities	(2,942)	(136)
Effect of exchange rate changes on cash and cash equivalents	6	1
Net increase (decrease) in cash and cash equivalents	$880	$578
Operating Activities
In the first nine months of 2025, cash flows provided by operating activities decreased compared to the first nine months of 2024 primarily due to lower net income, excluding the gain on sale of the Purification and Filtration business, transaction costs on sale of the business, higher inventories, and accrued compensation activity.
Investing Activities
The increase in investing activities is related to proceeds from sale of the Purification and Filtration business in September 2025.
Purchases of property, plant and equipment increased in the first nine months of 2025 as compared to the first nine months of 2024. The increase is primarily driven by additional separation related capital spending as the Company relocates manufacturing and source of supply from 3M. In addition, the Company is focused on investments to support growth, renewal and maintenance programs, and environmental health services.
Financing Activities
For the first nine months of 2025, cash flows used by financing activities increased as compared to the first nine months of 2024, primarily due to the Company's repayment of $1.9 billion of senior notes via tender offers upon completion of the sale of the Purification and Filtration business and $770 million repayment of outstanding principal issued under the senior term loan credit facility.
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

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2025
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Date: November 6, 2025
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)