Form 10-Q
period 2026-03-31
Solventum Corp
filed 2026-05-05
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-41968
SOLVENTUM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	92-2008841
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1750 Yankee Doodle Road, Eagan, Minnesota	55121
(Address of Principal Executive Offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $0.01 par value per share	173,174,712

SOLVENTUM CORPORATION
Form 10-Q for the period ended March 31, 2026

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2026
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(Millions, except per share data)	2026	2025
Net sales of product	$1,513	$1,597
Net sales of software and rentals	493	473
Total net sales	2,007	2,070
Cost of product	796	835
Cost of software and rentals	115	121
Gross profit	1,097	1,114
Selling, general and administrative expenses	827	769
Research and development expenses	189	193
Operating income	81	152
Interest expense, net	62	104
Other expense (income), net	4	11
Income before income taxes	16	38
Provision for (benefit from) income taxes	3	(99)
Net income	$13	$137

Earnings per share:
Basic earnings per share	$0.07	$0.79
Diluted earnings per share	0.07	0.78
Weighted-average number of shares outstanding:
Basic	174.2	173.7
Diluted	175.5	174.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended March 31,
(Millions)	2026	2025
Net income	$13	$137
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(63)	154
Defined benefit pension and postretirement plans	12	14
Cash flow hedging instruments	7	(11)
Total other comprehensive income (loss), net of tax	(45)	157
Comprehensive income (loss)	$(32)	$294
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Millions, except share information)	2026	2025
Assets
Current assets
Cash and cash equivalents	$561	$878
Accounts receivable — net of allowances of $87 and $87	1,059	1,034
Due from related parties	121	150
Inventories
Finished goods	643	636
Work in process	222	201
Raw materials and supplies	224	229
Total inventories	1,089	1,066
Other current assets	754	731
Total current assets	3,583	3,859
Property, plant and equipment — net	1,543	1,326
Goodwill	5,626	5,704
Intangible assets — net	2,497	2,592
Other assets	848	814
Total assets	$14,097	$14,294
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$505	$—
Accounts payable	699	687
Due to related parties	337	435
Unearned revenue	613	621
Other current liabilities	1,192	1,393
Total current liabilities	3,346	3,136
Long-term debt	4,575	5,035
Pension and postretirement benefits	360	363
Deferred income taxes	161	164
Finance leases	207	—
Other liabilities	478	547
Total liabilities	$9,128	$9,245
Commitments and contingencies (Note 12)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$2
Shares - March 31, 2026: issued: 174,454,292; outstanding: 173,531,656
Shares - December 31, 2025: issued and outstanding: 173,490,864
Additional paid-in-capital	3,895	3,876
Retained earnings	1,810	1,797
Treasury stock, at cost	(67)	—
Shares - March 31, 2026: 922,636
Shares - December 31, 2025: 0
Accumulated other comprehensive income (loss)	(670)	(625)
Total equity	4,969	5,049
Total liabilities and equity	$14,097	$14,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended March 31, 2026 and March 31, 2025

	Common Stock		Treasury Stock
(Millions)	Shares Outstanding	Par Value	Shares	Amount	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	173	$2	—	$—	$3,876	$1,797	$(625)	$5,049
Net income	—	—	—	—	—	13	—	13
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(45)	(45)
Net transfers from 3M	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	49	—	—	49
Issuance of shares under equity awards, net of shares withheld for taxes	1	—	—	—	(31)	—	—	(31)
Purchase of treasury stock	—	—	1	(67)	—	—	—	(67)
Balance at March 31, 2026	174	$2	1	$(67)	$3,895	$1,810	$(670)	$4,969

Balance at December 31, 2024	173	$2	—	$—	$3,771	$242	$(1,056)	$2,959
Net income	—	—	—	—	—	137	—	137
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	157	157
Net transfers to 3M	—	—	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	—	—	49	—	—	49
Issuance of shares under equity awards, net of shares withheld for taxes	—	—	—	—	(8)	—	—	(8)
Balance at March 31, 2025	173	$2	—	$—	$3,781	$378	$(899)	$3,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(Millions)	2026	2025
Cash Flows from Operating Activities
Net income	$13	$137
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	135	129
Pension and postretirement benefits	14	15
Stock-based compensation expense	51	49
Deferred income taxes	(41)	(144)
Changes in assets and liabilities
Accounts receivable	(34)	6
Due from related parties	28	5
Inventories	(32)	(32)
Accounts payable	23	9
Due to related parties	(100)	(6)
Accrued compensation	(151)	(107)
All other operating activities — net	(94)	(32)
Net cash provided by (used in) operating activities	(189)	29

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(84)	(109)
Other — net	7	(5)
Net cash used in investing activities	(77)	(114)

Cash Flows from Financing Activities
Repayment of debt	—	(100)
Proceeds from debt, net of issuance costs	46	—
Net transfers from (to) 3M	2	(31)
Purchases of treasury stock	(67)	—
Other — net	(31)	(8)
Net cash used in financing activities	(50)	(139)

Effect of exchange rate changes on cash and cash equivalents	(2)	1

Net increase (decrease) in cash and cash equivalents	(318)	(223)
Cash and cash equivalents at beginning of period	878	762
Less: cash and cash equivalents held for sale	—	(5)
Cash and cash equivalents at end of period	$561	$534

Supplemental Cash Flow Information
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for finance lease liability	$207	$—
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
The unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”).
New Accounting Pronouncements
The table below provides summaries of recently issued financial accounting standards.

Standard	Relevant Description	Effective Date for Solventum	Impact of Adoption
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Issued in November 2024. Requires additional disclosure of the nature of expenses included in the income statement.	Year-end December 31, 2027	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.
ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Issued September 2025. Updates existing accounting guidance regarding the capitalization of internal-use software costs.	January 1, 2026	The Company elected to early adopt this standard on a prospective basis. This early adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $226 million of the December 31, 2025 balance was recognized as revenue during the three months ended March 31, 2026, while approximately $220 million of the December 31, 2024 balance was recognized as revenue during the three months ended March 31, 2025.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $151 million for the three months ended March 31, 2026, and $144 million for the three months ended March 31, 2025.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three months ended March 31, 2026 or 2025. Additionally, no customers accounted for more than 10% of accounts receivable as of March 31, 2026 or December 31, 2025.

NOTE 3. Acquisitions and Divestitures
Acquisitions
The Company had no acquisitions during the three months ended March 31, 2026 or 2025.
In December 2025, the Company acquired Acera Surgical ("Acera"), a privately held bioscience company. Refer to the Company's 2025 Annual Report for additional details of the acquisition.

Total purchase consideration includes a future payment that is contingent on the acquired business achieving a sales-based milestone on or before December 31, 2030. The payment owed upon achievement of the milestone is $125 million. The fair value of the future milestone payment was $80 million at December 31, 2025. The change in the fair value of the contingent payment for the three months ended March 31, 2026 was not material. The contingent payment is classified as level 3 within the fair value hierarchy.
The Acera purchase price allocations are considered preliminary as of March 31, 2026, with final estimates of fair value expected to be completed by the end of 2026. During the three months ended March 31, 2026, the Company recorded an adjustment to the purchase price allocation of $21 million, primarily related to deferred taxes.
Divestitures
On September 1, 2025, Solventum completed the sale of its Purification and Filtration business to Thermo Fisher Scientific, Inc. ("Buyer"). Refer to the Company's 2025 Annual Report for additional details of the divestiture.
In connection with the sale, the Company entered into various transition service agreements to provide certain support services for a period of up to 24 months from the closing of the sale. As certain services were contracted at a price below fair market value, the Company recognized an unfavorable contract liability of $113 million. The liability is being recognized as services are provided over the terms of the agreements. During the three months ended March 31, 2026, the Company recognized approximately $34 million of transition service income, including income related to the unfavorable contract liability, within selling, general and administrative expenses as an offset to costs incurred to support transition services provided to Buyer. As of March 31, 2026, the remaining balance of the unfavorable contract liability was $86 million.

NOTE 4. Goodwill and Intangible Assets
Goodwill
The acquisition activity in the following table includes the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement-period following prior acquisitions related to the Acera acquisition, which decreased goodwill by $21 million during the three months ended March 31, 2026.

The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment is as follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	All Other	Total
Balance as of December 31, 2025	$4,246	$477	$873	$108	$5,704
Acquisition activity	(21)	—	—	—	(21)
Translation and other	(48)	(8)	(1)	—	(57)
Balance as of March 31, 2026	$4,176	$470	$873	$108	$5,626
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets are as follows:

	March 31,	December 31,
(Millions)	2026	2025
Customer related intangible assets	$2,092	$2,099
Patents and other technology-based intangible assets	2,048	2,049
Tradenames and other amortizable intangible assets	637	637
Total gross carrying amount	4,776	4,785

Accumulated amortization — customer related	(805)	(778)
Accumulated amortization — patents and other technology-based	(1,169)	(1,122)
Accumulated amortization — tradenames and other	(305)	(293)
Total accumulated amortization	(2,279)	(2,193)

Total intangible assets — net	$2,497	$2,592

Amortization expense was as follows:

	Three months ended March 31,
(Millions)	2026	2025
Amortization expense	$90	$81
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2026 is as follows:

(Millions)	Remainder of 2026	2027	2028	2029	2030	2031	After 2031
Amortization expense	$270	$355	$350	$312	$207	$204	$799

NOTE 5. Supplemental Financial Information
Other current assets included in the condensed consolidated balance sheets consist of the following:

	March 31,	December 31,
(Millions)	2026	2025
Other current assets
Purification and filtration-related	$400	$387
Prepaid income taxes	130	116
Prepaid software	57	58
Other	167	170
Total other current assets	$754	$731
Purification and filtration-related in the table above includes receivables and other assets associated with post-closing activity with Buyer.

Other assets included in the condensed consolidated balance sheets consist of the following:

	March 31,	December 31,
(Millions)	2026	2025
Other assets
Deferred taxes	$303	$263
Capitalized cloud-computing costs	218	203
Operating lease right-of-use	186	214
Other	141	134
Total other assets	$848	$814
Other current liabilities included in the condensed consolidated balance sheets consist of the following:

	March 31,	December 31,
(Millions)	2026	2025
Other current liabilities
Accrued compensation	$167	$320
Accrued taxes	170	196
Accrued rebates	167	172
Accrued interest	42	71
Purification and filtration-related	250	245
Other	396	389
Total other current liabilities	$1,192	$1,393

Purification and filtration-related in the table above includes the current portion of the unfavorable contract liability as described in Note 3, along with other activity with Buyer, including amounts owed under the transition agreements.

NOTE 6. Property, Plant, and Equipment - Net
Property, plant and equipment - net consisted of the following:

	March 31,	December 31,
(Millions)	2026	2025
Property, plant and equipment - at cost
Buildings and leasehold improvements	$1,146	$873
Machinery and equipment	1,796	1,821
Construction in progress	470	499
Gross property, plant and equipment	3,412	3,193
Accumulated depreciation	(1,869)	(1,867)
Property, plant and equipment - net	$1,543	$1,326
In March 2026, the Company commenced a finance lease arrangement through April 2046 for its principal office in Eagan, Minnesota. As of March 31, 2026, the Company had right-of-use assets of approximately $207 million related to the finance lease, included within Property, plant and equipment - net and reflected in the buildings and leasehold improvements line in the table above. The related finance lease liability of approximately $208 million is included in Finance leases and Other current liabilities on the Company's condensed consolidated balance sheets. The discount rate used to calculate the present value of lease payments was 6.47%.
Depreciation expense consisted of the following:

	Three months ended March 31,
(Millions)	2026	2025
Depreciation expense	$38	$42

NOTE 7. Supplemental Equity and Comprehensive Income Information
Share Repurchase Program
In November 2025, Solventum's Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to $1 billion of the Company's outstanding common stock. Under this program, the Company repurchased 922,636 shares of its common stock for total consideration of $67 million through open market repurchases during the three months ended March 31, 2026. There were no repurchases made under this program in 2025.
Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended March 31, 2026

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025, net of tax:	$(130)	$(488)	$(8)	$(625)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(55)	—	7	(48)
Amount of gain (loss) reclassified from AOCI	—	15	2	17
Total other comprehensive income (loss), before tax	(55)	15	9	(31)
Tax effect	(9)	(4)	(2)	(15)
Total other comprehensive income (loss), net of tax	(63)	12	7	(45)
Balance at March 31, 2026, net of tax:	$(193)	$(477)	$(1)	$(670)
Three months ended March 31, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax:	$(550)	$(526)	$20	$(1,056)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	151	—	(11)	140
Amount of gain (loss) reclassified from AOCI	—	19	(3)	16
Total other comprehensive income (loss), before tax	151	19	(14)	156
Tax effect	3	(5)	3	1
Total other comprehensive income (loss), net of tax	154	14	(11)	157
Balance at March 31, 2025, net of tax:	$(396)	$(512)	$9	$(899)
Additional details on the amounts reclassified from AOCI into consolidated income include:
•Defined benefit pension and postretirement plans: amounts were reclassified into other expense (income), net (see Note 10).
•Cash flow hedging: foreign currency forward contract amounts were reclassified into cost of sales (see Note 11).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for (benefit from) income taxes.

NOTE 8. Income Taxes

The effective tax rates for the three months ended March 31, 2026 and 2025 were 19.3% and (262.1)%, respectively. The increase in the effective tax rate is primarily attributable to the non-recurrence of the prior year tax benefit related to the Purification and Filtration divestiture, as well as an unfavorable geographic mix of earnings.

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

The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized based on an evaluation of all available positive and negative evidence. On the basis of this evaluation, the Company continues to maintain a valuation allowance to reduce its deferred tax assets to the amount realizable.

NOTE 9. Long-Term Debt and Short-Term Borrowings
The carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of March 31, 2026 and December 31, 2025 consisted of the following:

(Millions)	Currency	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				March 31, 2026	December 31, 2025
Three year senior term loan credit facility	USD	5.03	2027	$110	$110
$1 billion 5.45 percent three year senior notes	USD	5.36	2027	349	349
$1.5 billion 5.40 percent five year senior notes	USD	5.28	2029	698	698
$1 billion 5.45 percent seven year senior notes	USD	5.31	2031	991	991
$1.65 billion 5.60 percent ten year senior notes	USD	5.48	2034	1,634	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD	6.04	2054	1,210	1,209
$500 million 6.00 percent forty year senior notes	USD	6.04	2064	42	42
Other borrowings		2.15	2027	46	—
Total debt				5,080	5,035
Less: short-term borrowings and current portion of long-term debt				505	—
Long-term debt (excluding current portion)				$4,575	$5,035
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
Other borrowings consists of term loans utilized in connection with the exit of certain transition agreements with 3M.
Credit Facilities
On February 16, 2024, the Company entered into credit agreements providing for:
•a five year senior unsecured revolving credit facility in an aggregate committed amount of $2.0 billion expiring in 2029 (the “5-year Revolving Credit Facility”); and
•an eighteen month senior unsecured term loan credit facility in an aggregate principal amount of $500 million (matured in 2025) and a three year senior unsecured term credit loan facility in an aggregate principal amount of $1.0 billion (together, the “Term Loan Credit Facilities,” and together with the 5-Year Revolving Credit Facility, the “Credit Facilities”). The Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate (“SOFR”) index.
At March 31, 2026, there are no amounts outstanding under the 5-year Revolving Credit Facility.

Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of March 31, 2026.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of March 31, 2026. The maturities of long-term debt for the periods subsequent to March 31, 2026 are as follows (in millions):

Remainder of 2026	2027	2028	2029	2030	2031	After 2031	Total
$—	$460	$—	$703	$—	$1,000	$2,920	$5,083
Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At March 31, 2026, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $4.7 billion compared to a carrying value of $4.6 billion. At December 31, 2025, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $5.2 billion compared to a carrying value of $5.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.

NOTE 10. Pension and Postretirement Benefit Plans

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2026 and 2025 are as follows:
Three months ended March 31,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2026	2025	2026	2025	2026	2025
Net periodic benefit cost (benefit)
Service cost - Operating	$6	$6	$4	$5	$1	$1
Interest cost	23	24	6	5	3	3
Expected return on plan assets	(32)	(31)	(6)	(6)	(2)	(2)
Amortization of net actuarial loss	16	16	—	—	1	1
Non-operating	7	9	—	(1)	2	2
Total net periodic benefit cost (benefit)	$13	$15	$4	$4	$3	$3
During the three months ended March 31, 2026, the Company made cash contributions totaling $4 million to its international pension plans. In 2026, the Company expects to make total cash contributions of approximately $22 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for our qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. Future contributions will depend on market conditions, interest rates and other factors.

NOTE 11. Derivatives
The Company uses foreign currency forward contracts, interest rate swaps and cross-currency swaps to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. Refer to the Company's 2025 Annual Report for additional details on the Company's derivative instruments both designated and not designated in hedging relationships.

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
As of March 31, 2026, the Company had a balance of $1 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of March 31, 2026, Solventum expects to reclassify to earnings approximately $2 million after-tax net unrealized loss over the next 12 months based on exchange rates as of March 31, 2026.
Fair Value Hedges - The Company enters into interest rate swaps to manage its exposure to changes in fair value of the Company's fixed-rate debt. Under these arrangements, the Company agrees to exchange, at specific intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. Gains and losses associated with interest rate swaps and changes in fair value of the hedged debt are recorded to interest expense in the period they occur. For the three months ended March 31, 2026, the gain associated with the designated interest rate swaps and the change in fair value of the hedged debt was not material. There were no derivative instruments designated in fair value hedging relationships for the three months ended March 31, 2025.
In January 2026, the Company entered into an additional $100 million notional fixed-to-floating interest rate swap with a maturity date of March 2031. In February 2026, the Company entered into an additional $100 million notional fixed-to-floating interest rate swap with a maturity date of March 2033. These derivatives were designated as fair value hedges of the Company's Senior Notes.
At March 31, 2026, the total notional amount of interest rate swaps designated as fair value hedges was $300 million.
Net Investment Hedges - The Company enters into cross-currency swaps to hedge portions of the Company’s investment in foreign operations and manage foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains and losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the foreign operation.
For the three months ended March 31, 2026, the pre-tax gain recognized in cumulative translation within other comprehensive income (loss) was $37 million. For the three months ended March 31, 2025, the pre-tax loss recognized in cumulative translation within other comprehensive income (loss) was $11 million.
At March 31, 2026, the total notional amount of cross-currency swaps designated as net investment hedges was approximately $1.2 billion.
Derivatives Not Designated as Hedging Instruments - Derivatives not designated as hedging instruments include foreign currency contracts to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances.
These derivative instruments are not designated in a hedging relationship: therefore, fair value gains and losses on these contracts are recorded in earnings.

Statement of Income Location and Impact of Derivative Instruments
The impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments for the three months ended March 31, 2026 and 2025 were not material. The impact from derivative instruments designated in cash flow hedging relationships was reflected within cost of sales and the impact from derivatives not designated as hedging instruments was reflected within other expense (income), net on the condensed consolidated statements of income.
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	March 31,	December 31,		March 31,	December 31,		March 31,	December 31,
	2026	2025		2026	2025		2026	2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	$251	$293	Other current assets	$4	$3	Other current liabilities	$4	$10
Foreign currency forward contracts	80	96	Other assets	2	1	Other liabilities	—	2
Interest rate swaps	300	100	Other assets	—	$—	Other liabilities	3	1
Cross-currency swaps	1,185	1,185	Other assets	3	$—	Other liabilities	37	71
Total derivatives designated as hedging instruments	$1,816	$1,674		$9	$4		$44	$84

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$569	$481	Other current assets	$3	$1	Other current liabilities	$6	$3
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

NOTE 12. Commitments and Contingencies
Legal Proceedings
Solventum is the subject of numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, product liability (involving products that the Company now or formerly manufactured and sold, including products made by the Health Care Business Group at 3M), intellectual property, commercial, antitrust, federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws in the United States and other jurisdictions. Unless otherwise stated, Solventum is vigorously defending any litigation and proceedings involving these matters. From time to time, Solventum also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. Solventum generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against Solventum and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in an award of damages or the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief.
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
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the first quarter of 2026 and 2025, the Company recognized no legal charges and $12 million in legal charges, respectively. During the first quarter of 2026 and 2025, the Company made payments of zero and $3 million, respectively, related to a legal settlement, which reduced the accrued litigation balance. At both March 31, 2026 and December 31, 2025, accrued litigation costs were $31 million.
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
3M is a named defendant in over 8,500 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement by and between Solventum and 3M (the "Separation and Distribution Agreement"), Solventum has agreed to indemnify 3M for uninsured liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
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
Warranties/Guarantees
The Company had approximately $90 million and $82 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at March 31, 2026 and December 31, 2025, respectively. These instruments are utilized in connection with normal business activities. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.

NOTE 13. Restructuring
Transform for the Future
In November 2025, the Company approved its new multiyear 'Transform for the Future' global initiative (the "Program") to further enable its long-term growth strategy and ensure it's best positioned to compete-to-win in a rapidly changing healthcare environment. Designed to transform the cost structure, enhance operational efficiency, and reposition for profitable growth, the primary activities of the Program include operating structure optimization and workforce reorganization, procurement and cost management, supply chain, manufacturing and global footprint optimization, and streamlining systems and increased automation to improve operational efficiency. Once fully implemented, the four-year program is expected to generate approximately $500 million in annual cost savings, a portion of which will be reinvested in strategic growth initiatives. The Company anticipates cumulative pretax costs related to the Program will be approximately $500 million.
The related restructuring charges for periods presented were recorded in the consolidated statements of income as follows:

	Three months ended March 31,
(Millions)	2026	2025
Cost of product	$1	$—
Cost of software and rentals	—	—
Selling, general and administrative expenses	34	—
Research and development expenses	3	—
Total operating income impact	$37	$—
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits	Other Restructuring-related	Total
Expense incurred in 2025	$42	$11	$53
Non-cash changes	(4)	—	(4)
Cash payments	(4)	(7)	(11)
Accrued liabilities as of December 31, 2025	$34	$5	$39
Expense incurred in 2026	$2	$35	$37
Non-cash changes	2	—	2
Cash payments	(16)	(6)	(22)
Accrued liabilities as of March 31, 2026	$22	$34	$56
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
The related restructuring charges for periods presented were recorded in the consolidated statements of income as follows:

	Three months ended March 31,
(Millions)	2026	2025
Cost of product	$—	$10
Cost of software and rentals	—	—
Selling, general and administrative expenses	3	5
Research and development expenses	—	3
Total operating income impact	$3	$18
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits and Other
Accrued liabilities as of December 31, 2024	$53
Expense incurred in 2025	27
Non-cash changes	(4)
Cash payments	(67)
Accrued liabilities as of December 31, 2025	$9
Expense incurred in 2026	$3
Cash payments	(6)
Accrued liabilities as of March 31, 2026	$6
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
The computations for basic and diluted earnings per share are as follows:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2026	2025
Numerator:
Net income	$13	$137

Denominator:
Weighted average common shares outstanding – basic	174.2	173.7
Dilution associated with stock-based compensation plans	1.3	1.1
Weighted average common shares outstanding – diluted	175.5	174.8

Basic earnings per share	$0.07	$0.79
Diluted earnings per share	$0.07	$0.78

Antidilutive shares	3.6	4.1

NOTE 15. Stock-Based Compensation
Solventum grants annual stock-based compensation awards to certain employees and non-employee directors. In 2026, the Company's annual grant occurred in the first quarter and included: 1.3 million RSUs that vest over 3 years with a weighted average grant date fair value of $70.78 and 0.5 million PSUs that vest based on a combination of service, performance and market conditions, with a weighted average grant date fair value of $73.28. The actual number of PSUs that vest could range from 0% to 200% of the target number of shares granted and will be determined based on the Company's performance against financial targets and total shareholder return relative to a selected industry peer group; performance is measured over a three-year period ending December 31, 2028.
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

Employee Stock Purchase Plan
Solventum offers an Employee Stock Purchase Plan (“ESPP”) which provides substantially all employees the option to purchase company stock through payroll deductions at a 15% discount, calculated based on the closing market price of Solventum stock at the end of the offering period. The plan provides two six-month offering periods, commencing on January 1 and July 1. An aggregate of 4.0 million shares of the Company’s common stock has been authorized for issuance under the ESPP. Expense related to the ESPP was immaterial for the three months ended March 31, 2026, and is reflected in the stock-based compensation expense table below.
Stock-Based Compensation Expense
Amounts recognized in the condensed consolidated financial statements related to stock-based compensation awards, including stock options, RSUs, and PSUs are provided in the following table. Total stock-based compensation expense recognized in cost of product and cost of software and rentals has been combined in the table below within Cost of sales. Capitalized stock-based compensation amounts were not material.

	Three months ended March 31,
(Millions)	2026	2025
Cost of sales	$6	$5
Selling, general and administrative expenses	38	36
Research and development expenses	7	8
Stock-based compensation expenses	51	49
Income tax benefits (expense)	(9)	(5)
Stock-based compensation expenses, net of tax	$42	$44

NOTE 16. Related Parties
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
•Separation related adjustments, which are the net impact of certain assets and liabilities that were retained by 3M and those that were transferred to Solventum as of March 31, 2024. This activity, including adjustments since the Spin-Off, is reflected in the “Net transfers from/to 3M” line item of the condensed consolidated statements of changes in equity.
•Transition agreement expenses for the three months ended March 31, 2026 and 2025 were $105 million and $137 million, respectively, and are related to services received under transition agreements between the Company and 3M and its affiliates. These expenses are reflected in cost of product and operating expense (which is comprised of selling, general and administrative and research and development expenses) on the Company's condensed consolidated statements of income.
•Master Supply Agreements - The Company recognized revenue and cost of sales associated with products sold to 3M of $17 million and $11 million, respectively, for the three months ended March 31, 2026. The Company recognized revenue and cost of sales associated with products sold to 3M of $20 million and $15 million, respectively, for the three months ended March 31, 2025. Cost of product related to purchases from 3M under the master supply agreements was $64 million and $63 million for the three months ended March 31, 2026 and 2025, respectively.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the transition and master supply agreements, reported in the Company’s condensed consolidated financial statements:

	Three months ended March 31,
(Millions)	2026	2025
Net sales of product	$17	$20
Cost of product	132	155
Selling, general and administrative expenses	56	67
Research and development expenses	2	3
Current amounts due from and due to 3M under various agreements described above are recognized within the due from related parties and due to related parties, as applicable, in the condensed consolidated financial statements. There were no non-current amounts due to 3M at March 31, 2026.

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
Certain items are maintained at the corporate level and not allocated to the segments ("Corporate and Unallocated"). Corporate and Unallocated primarily includes amortization of acquired intangible assets, restructuring and related charges, timing related benefits or costs associated with capitalized manufacturing variances, charges and recoveries related to certain litigation, transaction-related costs for acquisitions and divestitures, and gains on sale of businesses. In addition, Corporate and Unallocated includes Spin-Off and separation related costs. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone company, including system implementations, manufacturing relocations, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs. Corporate and Unallocated also includes income and costs related to transition service agreements entered into in connection with the sale of the Purification and Filtration business.
Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Business segment operating income is reconciled to total operating income and pre-tax income below.
Consistent accounting policies have been applied on a consolidated basis as well as by all segments for all reporting periods.

Business Segment Information and Disaggregated Net Sales

	Three months ended March 31,
Net Sales (Millions)	2026	2025
Advanced Wound Care	$497	$448
Infection Prevention and Surgical Solutions	737	710
MedSurg	1,234	1,157
Dental Solutions	354	328
Health Information Systems	342	329
Total reportable segment net sales	1,931	1,814
Purification and Filtration	—	180
All Other	76	76
Total net sales	$2,007	$2,070

	Three months ended March 31,
Cost of Sales (Millions)	2026	2025
MedSurg	$622	$548
Dental Solutions	120	118
Health Information Systems	80	88

	Three months ended March 31,
Operating Expenses (Millions)*	2026	2025
MedSurg	$451	$404
Dental Solutions	148	132
Health Information Systems	132	132
* Operating expenses are comprised of selling, general and administrative expenses and research and development expenses as shown on the condensed consolidated statements of income.
	Three months ended March 31,
Operating Performance (Millions)	2026	2025
MedSurg	$161	$206
Dental Solutions	87	78
Health Information Systems	130	109
Total reportable segment operating income	379	393
Purification and Filtration	—	27
All Other	12	11
Amortization expense	(90)	(81)
Corporate and Unallocated	(219)	(198)
Total operating income	81	152

Interest expense, net	62	104
Other expense/(income), net	4	11
Income before income taxes	$16	$38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Solventum Corporation's ("Solventum," "we," "our," "us," or the "Company") condensed consolidated financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum for the three months ended March 31, 2026 and 2025. For full understanding of the Company’s financial condition and results of operations, the discussion below should be read alongside the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K.
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
Economic Environment - Tariffs
In 2025, the United States government announced new tariffs on imported goods from certain countries, and in response, foreign governments have threatened or imposed tariffs or other actions. On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act (the "IEEPA") does not provide authority for the President to impose tariffs. During 2025, certain tariffs that affected us were imposed under this statute pursuant to presidential executive order. After the ruling, the U.S. President signed an Executive Order which implemented a new tariff under Section 122 authority.
On March 4, 2026, the U.S. Court of International Trade ruled that certain tariffs imposed under the IEEPA were unlawful and directed the U.S. Customs and Border Protection to refund the collected IEEPA tariffs. The administrative process for seeking refunds of IEEPA tariffs previously paid remains under development and ultimate financial impact of this decision cannot be reasonably estimated at this time. The extent and timing of any potential recoveries of tariffs previously paid remain subject to further legal interpretation and administrative processes. The U.S. Administration has signaled that further tariffs under new authority will be released in 2026. The Company will continue to monitor developments and will evaluate the effect of the ruling on future reporting periods as additional information becomes available.

Due to uncertainty around process, timing, and amount of any recovery, the Company has not recorded any potential benefit from a refund as of March 31, 2026.

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
References are made to organic sales change, which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures. Constant currency, as reflected in the tables below, is defined as the change in net sales absent the impact on sales from foreign currency translation. Other, as comprised in the tables below, includes acquisition and divestiture-related activities. Total Company divestiture impacts include lost sales from the Company’s Purification and Filtration business that was sold in September 2025. Solventum believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
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
Segment and Total Company Net Sales

	Three months ended March 31,		Increase/(Decrease)
(Millions)	2026	2025	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$497	$448	10.9%	2.6%	8.3%	6.2%	2.1%
Infection Prevention and Surgical Solutions	737	710	3.9	3.3	0.6	—	0.6
MedSurg	1,234	1,157	6.6	3.0	3.6	2.4	1.2
Dental Solutions	354	328	7.9	4.5	3.4	—	3.4
Health Information Systems	342	329	4.1	0.7	3.4	(1.3)	4.7
Purification and Filtration	—	180	NM	NM	NM	NM	NM
All Other	76	76	0.9	2.3	(1.4)	—	(1.4)
Total Company	$2,007	$2,070	(3.0)%	2.7%	(5.7)%	(7.8) %	2.1%

Segment and Total Company Operating Income

	Three months ended March 31,
(Millions)	2026	2025	2026 vs 2025 change
Segment Operating Income
MedSurg	$161	$206	(21.8)%
Dental Solutions	87	78	10.8
Health Information Systems	130	109	19.9
Purification and Filtration	—	27	NM
All Other	12	11	2.3
Corporate and Unallocated	(309)	(279)	(10.5)
Total Company	$81	$152	(46.7)%

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
Percent change information compares the three months ended March 31, 2026 with the same period for the prior year, unless otherwise indicated.

	Three months ended March 31, 2026
(Millions)	United States	International	Worldwide
Net sales	$1,161	$845	$2,007
% of worldwide sales	57.9%	42.1%	100.0%
Increase/(decrease)
Organic growth	4.4%	(1.1)%	2.1%
Other	(2.5)	(13.9)	(7.8)
Constant currency	1.9	(15.0)	(5.7)
Currency impact	—	5.9	2.7
Reported growth	1.9%	(9.1)%	(3.0)%
Additional information beyond what is included in the preceding table is as follows:
First quarter 2026 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg and Health Information Systems. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025, partially offset by sales from the December 2025 Acera acquisition.
•In the International geographic area, both total sales and organic sales decreased. Organic growth in Dental Solutions was more than offset by decreases in both MedSurg and Health Information Systems. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025.
Managing currency risks
Refer to Note 11 to the condensed consolidated financial statements for additional details on the Company's hedging program.
Foreign currency had a positive worldwide impact on sales for the first quarter 2026 compared to the same period last year. Solventum estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $5 million for the three months ended March 31, 2026, respectively.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended March 31,
(Percent of corresponding net sales)	2026	2025	Change
Cost of product	52.6%	52.3%	0.3%
Cost of software and rentals	23.2	25.6	(2.4)
Cost of Product
Cost of product includes manufacturing, engineering and logistics costs. The Company operates a global supply chain and sourcing organization, including product sourced under master supply and transition manufacturing agreements with 3M. As a result, the Company is impacted by changes in the global regulatory and economic environment, including tariffs. The evolving regulatory and economic environment may impact our cost or ability to source products. To the extent possible the Company takes actions to offset these costs or identify alternative sources of supply.
Cost of product, measured as a percent of sales of product, increased in the first quarter of 2026 when compared to the first quarter of 2025. The increase was driven by increased costs due to the impact of higher sourcing costs, including tariffs which did not impact the first quarter of 2025. Higher costs were partially offset by the benefit from portfolio actions, including the sale of the Purification and Filtration business, and other cost savings initiatives.
Cost of Software and Rentals
Cost of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment cost and logistics costs related to our hardware rental units.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during the first quarter of 2026 as compared to the same period last year due to the impact, driven by benefits from both price and product mix.

	Three months ended March 31,
(Percent of total net sales)	2026	2025	Change
Selling, general and administrative (SG&A)	41.2%	37.1%	4.1%
Research and development (R&D)	9.4	9.3	0.1
Operating income	4.0	7.3	(3.3)
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in the first quarter of 2026 when compared to the same period last year. The increase was driven by higher costs associated with activities to separate operations from 3M and the cost of actions, net of savings from our Transform for the Future restructuring program.
Research and Development
R&D, measured as a percent of total net sales, was relatively flat in the first quarter of 2026 when compared to the same period last year. The increase was driven by additional amortization expense from the acquisition of Acera.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended March 31,
(Millions)	2026	2025
Interest expense, net	$62	$104
Other expense (income), net	4	11

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net decreased for the three months ended March 31, 2026 as compared to the same period last year due to lower interest expense as a result of lower debt outstanding.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and foreign currency transaction gain (loss). Other expense (income), net decreased for the three months ended March 31, 2026 as compared to the same period last year primarily due to lower periodic pension costs and higher gains on investments.
Provision for (benefit from) Income Taxes:

	Three months ended March 31,
(Percent of pre-tax income/loss)	2026	2025
Effective tax rate	19.3%	(262.1)%

Refer to Note 8 to the condensed consolidated financial statements for further discussion of income taxes.

Performance by Business Segment
Note 17 to the condensed consolidated financial statements provides an overview of Solventum’s reportable business segments. Upon closing the sale of our Purification and Filtration business, we primarily manage our operations in three business segments: MedSurg, Dental Solutions, and Health Information Systems. Our Chief Operating Decision Maker evaluates segment operating performance using net sales and business segment operating income.
All Other
All Other primarily consists of the Water Business that was retained after the sale of the Purification and Filtration Business. All Other also includes sales and cost of sales related to our agreements to supply 3M and other supply agreements assumed by the Company at Spin-Off related to legacy 3M businesses, which were historically included within Corporate and Unallocated.
Corporate and Unallocated
Certain items are maintained at the corporate level and not allocated to the segments ("Corporate and Unallocated"). Corporate and Unallocated primarily includes amortization of acquired intangible assets, restructuring and related charges, timing related benefits or costs associated with capitalized manufacturing variances, charges and recoveries related to certain litigation, transaction-related costs for acquisitions and divestitures and gains on sale of businesses. In addition, Corporate and Unallocated includes Spin-Off and separation related costs. Spin-Off and separation related costs include any costs incurred as part of our separation from 3M and costs to setup operations as a standalone company, including system implementations, manufacturing relocations, certain equity awards granted as part of the Spin-Off, profit mark-ups on transition service arrangements with 3M and other one-time costs. Corporate and Unallocated also includes income and costs related to transition service agreements entered into in connection with the sale of the Purification and Filtration business.
Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Operating Business Segments
Information related to the Company’s segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
MedSurg (61.5% of consolidated sales for the three months ended March 31, 2026)

	Three months ended March 31,
(Millions)	2026	2025
Net sales	$1,234	$1,157
Increase/(decrease)
Organic growth	1.2%	6.0%
Other	2.4	(1.0)
Constant currency	3.6	5.0
Currency impact	3.0	(1.6)
Reported growth	6.6%	3.4%

Business segment operating income	$161	$206
Percent change	(21.8)%	(6.6)%
Percent of sales	13.1%	17.8%
First quarter 2026 results:
Sales in MedSurg were up 6.6%:
•Organic growth was primarily driven by volume growth in I.V. site management products, including Tegaderm CHG, within our Infection Prevention and Surgical Solutions business. Advanced Wound Care business growth was driven by negative pressure wound therapy and advanced skin care. Growth was partially offset by our SKU rationalization program, which had a larger impact on our Infection Prevention and Surgical Solutions business.
•Foreign currency translation positively impacted sales by 3.0%.
Business segment operating income margin decreased when compared to the same period last year. The decrease was primarily driven by the impact of higher product costs due to tariffs and other inflation, including freight. These additional costs were partly offset by savings programs, including Transform for the Future benefits.

Dental Solutions (17.6% of consolidated sales for the three months ended March 31, 2026)

	Three months ended March 31,
(Millions)	2026	2025
Net sales	$354	$328
Increase/(decrease)
Organic growth	3.4%	0.4%
Other	—	(0.6)
Constant currency	3.4	(0.2)
Currency impact	4.5	(1.9)
Reported growth	7.9%	(2.1)%

Business segment operating income	$87	$78
Percent change	10.8%	(28.6)%
Percent of sales	24.5%	23.9%
First quarter 2026 results:
Sales in Dental Solutions were up 7.9%:
•Organic growth in restorative and prevention solutions was partially offset by a decrease in orthodontics solutions. Both volume and price contributed to growth, led by new products launched in the prior year.
•Foreign currency translation positively impacted sales by 4.5%.
Business segment operating income margin increased when compared to the same period last year as benefits from price, volume and savings programs, including Transform for the Future, were partially offset by tariffs and inflation.
Health Information Systems (17.0% of consolidated sales for the three months ended March 31, 2026)

	Three months ended March 31,
(Millions)	2026	2025
Net sales	$342	$329
Increase/(decrease)
Organic growth	4.7%	3.9%
Other	(1.3)	—
Constant currency	3.4	3.8
Currency impact	0.7	(0.3)
Reported growth	4.1%	3.6%

Business segment operating income	$130	$109
Percent change	19.9%	8.0%
Percent of sales	38.1%	33.1%
First quarter 2026 results:
Sales in Health Information Systems were up 4.1%:
•Organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM and Performance Management Solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.7%.
Business segment operating income margin increased when compared to the same period last year, driven by price, favorable mix and savings from Transform for the Future.

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
The Company had approximately $90 million and $82 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at March 31, 2026 and December 31, 2025, respectively. These instruments are utilized in connection with normal business activities.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from date of issue. There was no commercial paper outstanding as of March 31, 2026.
Cash, cash equivalents and marketable securities
As of March 31, 2026, Solventum had $561 million of cash and cash equivalents, of which approximately $488 million was held by the Company’s foreign subsidiaries and approximately $73 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2025, Solventum had $878 million of cash and cash equivalents, of which approximately $800 million was held by the Company’s foreign subsidiaries and $78 million was held in the United States. There were immaterial amounts of marketable securities at both March 31, 2026 and December 31, 2025.
Cash Flows
Cash flows from operating, investing and financing activities are provided in the table that follows. Individual amounts in the condensed consolidated statements of cash flows exclude the effect of exchange rate impacts on cash and cash equivalents, which are presented separately in the cash flows. Thus, the amounts presented in the following operating, investing and financing activities table reflect changes in balances from period to period adjusted for these effects.

	Three months ended March 31,
(Millions)	2026	2025
Cash provided by (used in):
Operating activities	$(189)	$29
Investing activities	(77)	(114)
Financing activities	(50)	(139)
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Net increase (decrease) in cash and cash equivalents	$(318)	$(223)
Operating Activities
In the first three months of 2026, cash flows used in operating activities increased compared to the first three months of 2025 primarily due higher payments for annual incentive compensation and payments made in connection with the exit of certain transition agreements with 3M.
Investing Activities
In the first three months of 2026, cash flows used in investing activities decreased compared to the first three months of 2025 primarily due to capital spending related to the Purification and Filtration business that was included in the prior year comparable period.
Financing Activities
In the first three months of 2026, cash flows used in financing activities decreased as compared to the first three months of 2025, due to a net benefit from debt issuance and repayment activity, partially offset by cash outflows related to the Company's share repurchase program.

In November 2025, Solventum's Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to $1 billion of the Company's outstanding common stock. Under this program, the Company repurchased 922,636 shares of its common stock for total consideration of $67 million through open market repurchases during the three months ended March 31, 2026. There were no repurchases made under this program in 2025.
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

Cautionary Note Concerning Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, other materials Solventum has filed or will file with the SEC, and oral communications that Solventum may make, contain statements that relate to future events and expectations. Any such statements that are not statements of historical fact are “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934, and involve risk and uncertainties. Forward-looking statements include those containing such words as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would” or other words of similar meaning.

Forward-looking statements include statements that reflect Solventum’s expectations, assumptions, estimates, or projections about the future and include, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows) and statements regarding Solventum’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Solventum believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:

•the effects of, and changes in, worldwide economic, political, regulatory, international, trade and geopolitical conditions, natural disasters, war, global conflicts, public health crises, and other events beyond Solventum’s control;
•risks associated with market volatility, including potential inflationary pressures and uncertainty regarding tariffs and trade measures;
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
•security breaches, cyber attacks or incidents, and other disruptions to information technology infrastructure;
•risks related to the deployment of artificial intelligence or other emerging technologies;
•Solventum’s failure to obtain, maintain, protect, or effectively enforce its intellectual property rights;
•pension and postretirement obligation liabilities;
•any failure by 3M to perform any of its obligations under the various separation agreements in connection with the Spin-Off;
•any failure to realize the expected benefits of the Spin-Off;
•Solventum’s ability to execute on its short- and long- range plans and capital allocation strategies;
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
•the impact of the Spin-Off on Solventum's businesses and the risk that the Spin-Off may be more difficult, time-consuming or costly than expected, including the impact on Solventum's resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the SEC from time to time, including the risk factors discussed in Solventum’s Annual Report on Form 10-K for the year ended December 31, 2025.
The above list is not exhaustive or necessarily set forth in the order of importance. Forward-looking statements are based on certain assumptions and expectations of future events and trends, and actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors.

Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Financial Condition and Liquidity” and annually in “Critical Accounting Estimates.” Discussion of these factors is incorporated by reference from Part II, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 8-K filed with the SEC from time to time and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. Any forward-looking statement speaks only as of the date on which it is made, and Solventum assumes no obligation to update or revise such statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Interest Rates Risk:
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
Changes in Internal Controls Over Financial Reporting
During the quarter ended March 31, 2026, we completed the second phase of the implementation of our new SAP enterprise resource planning system, which primarily consisted of deployments within certain operations in Europe and China. This implementation included changes to certain financial processes and related internal controls. We are continuing to evaluate and monitor the impact of these changes on our processes, procedures and internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended March 31, 2026
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
There have been no material changes to the risk factors as disclosed in our 2025 Annual Report on Form 10-K.
Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
January 2, 2026 through January 29, 2026	198,772	$80.48	198,772	$984,002,283
January 30, 2026 through February 26, 2026	254,066	75.93	254,066	964,711,087
February 28, 2026 through March 30, 2026	469,798	67.33	469,798	933,081,682
Total	922,636	$72.53	922,636	$933,081,682
1 In November 2025, the Board of Directors approved of a stock repurchase program providing up to $1.0 billion of repurchases of the Company's common stock. There is no specific time period associated with these repurchases.
Item 3. Defaults Upon Senior Securities
No matters require disclosure.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Date: May 5, 2026
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)