Form 10-Q
period 2026-06-30
Solventum Corp
filed 2026-08-05
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $0.01 par value per share	170,223,729

SOLVENTUM CORPORATION
Form 10-Q for the period ended June 30, 2026

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2026
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share data)	2026	2025	2026	2025
Net sales of product	$1,698	$1,668	$3,211	$3,265
Net sales of software and rentals	511	493	1,005	966
Total net sales	2,209	2,161	4,216	4,231
Cost of product	807	865	1,603	1,700
Cost of software and rentals	116	121	231	242
Gross profit	1,286	1,175	2,382	2,289
Selling, general and administrative expenses	927	772	1,754	1,541
Research and development expenses	178	189	367	381
Operating income	181	214	262	367
Interest expense, net	64	103	125	207
Other expense (income), net	9	8	13	19
Income before income taxes	108	103	123	141
Provision for (benefit from) income taxes	15	13	19	(86)
Net income	$92	$90	$105	$227

Earnings per share:
Basic earnings per share	$0.53	$0.52	$0.60	$1.31
Diluted earnings per share	0.53	0.51	0.60	1.30
Weighted-average number of shares outstanding:
Basic	172.7	174.1	173.5	173.9
Diluted	173.3	175.2	174.4	175.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net income	$92	$90	$105	$227
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(14)	284	(78)	438
Defined benefit pension and postretirement plans	12	12	23	26
Cash flow hedging instruments	4	(28)	11	(39)
Total other comprehensive income (loss), net of tax	2	268	(43)	425
Comprehensive income (loss)	$94	$358	$62	$652
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(Millions, except share information)	2026	2025
Assets
Current assets
Cash and cash equivalents	$403	$878
Accounts receivable — net of allowances of $82 and $87	1,310	1,034
Due from related parties	122	150
Inventories
Finished goods	573	636
Work in process	218	201
Raw materials and supplies	249	229
Total inventories	1,040	1,066
Other current assets	865	731
Total current assets	3,741	3,859
Property, plant and equipment — net	1,565	1,326
Goodwill	5,626	5,704
Intangible assets — net	2,408	2,592
Other assets	904	814
Total assets	$14,243	$14,294
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$506	$—
Accounts payable	701	687
Due to related parties	331	435
Unearned revenue	596	621
Other current liabilities	1,528	1,393
Total current liabilities	3,663	3,136
Long-term debt	4,573	5,035
Pension and postretirement benefits	358	363
Deferred income taxes	157	164
Finance leases	207	—
Other liabilities	486	547
Total liabilities	$9,443	$9,245
Commitments and contingencies (Note 12)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$2
Shares - June 30, 2026: issued: 174,889,899; outstanding: 170,113,551
Shares - December 31, 2025: issued and outstanding: 173,490,864
Additional paid-in-capital	3,919	3,876
Retained earnings	1,902	1,797
Treasury stock, at cost	(355)	—
Shares - June 30, 2026: 4,776,348
Shares - December 31, 2025: 0
Accumulated other comprehensive income (loss)	(669)	(625)
Total equity	4,800	5,049
Total liabilities and equity	$14,243	$14,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended June 30, 2026 and June 30, 2025

	Common Stock		Treasury Stock
(Millions)	Shares	Par Value	Shares	Amount	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2026	174	$2	1	$(67)	$3,895	$1,810	$(670)	$4,969
Net income	—	—	—	—	—	92	—	92
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2	2
Stock-based compensation	—	—	—	—	36	—	—	36
Issuance of shares under equity awards, net of shares withheld for taxes	1	—	—	—	(12)	—	—	(12)
Purchase of treasury stock	—	—	4	(288)	—	—	—	(288)
Balance at June 30, 2026	175	$2	5	$(355)	$3,919	$1,902	$(669)	$4,800

Balance at March 31, 2025	173	$2	—	$—	$3,781	$378	$(899)	$3,262
Net income	—	—	—	—	—	90	—	90
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	268	268
Net transfers to 3M	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	34	—	—	34
Issuance of shares under equity awards, net of shares withheld for taxes	—	—	—	—	(10)	—	—	(10)
Balance at June 30, 2025	173	$2	—	$—	$3,806	$468	$(631)	$3,645
Six Months Ended June 30, 2026 and June 30, 2025

	Common Stock		Treasury Stock
(Millions)	Shares	Par Value	Shares	Amount	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	173	$2	—	$—	$3,876	$1,797	$(625)	$5,049
Net income	—	—	—	—	—	105	—	105
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(43)	(43)
Net transfers to 3M	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	85	—	—	85
Issuance of shares under equity awards, net of shares withheld for taxes	1	—	—	—	(44)	—	—	(44)
Purchase of treasury stock	—	—	5	(355)	—	—	—	(355)
Balance at June 30, 2026	175	$2	5	$(355)	$3,919	$1,902	$(669)	$4,800

Balance at December 31, 2024	173	$2	—	$—	$3,771	$242	$(1,056)	$2,959
Net income	—	—	—	—	—	227	—	227
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	425	425
Net transfers to 3M	—	—	—	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	—	83	—	—	83
Issuance of shares under equity awards, net of shares withheld for taxes	—	—	—	—	(18)	—	—	(18)
Balance at June 30, 2025	173	$2	—	$—	$3,806	$468	$(631)	$3,645
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(Millions)	2026	2025
Cash Flows from Operating Activities
Net income	$105	$227
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	268	251
Pension and postretirement benefits	27	32
Stock-based compensation expense	89	83
Deferred income taxes	(88)	(177)
Changes in assets and liabilities
Accounts receivable	(286)	(15)
Due from related parties	27	4
Inventories	18	(77)
Accounts payable	26	23
Due to related parties	(117)	(6)
Accrued compensation	(101)	(47)
All other operating activities — net	68	(100)
Net cash provided by operating activities	38	198

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(167)	(219)
Other — net	3	(5)
Net cash used in investing activities	(164)	(224)

Cash Flows from Financing Activities
Repayment of debt	—	(200)
Proceeds from debt, net of issuance costs	46	—
Net transfers from (to) 3M	2	(30)
Purchases of treasury stock	(355)	—
Other — net	(44)	(19)
Net cash used in financing activities	(350)	(249)

Effect of exchange rate changes on cash and cash equivalents	1	7

Net increase (decrease) in cash and cash equivalents	(475)	(268)
Cash and cash equivalents at beginning of period	878	762
Less: cash and cash equivalents held for sale	—	(2)
Cash and cash equivalents at end of period	$403	$492

Supplemental Cash Flow Information
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for finance lease liability	$204	$—
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
New Accounting Pronouncements
The table below provides summaries of recently issued financial accounting standards.

Standard	Relevant Description	Effective Date for Solventum	Impact of Adoption
ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Issued in November 2024. Requires additional disclosure of the nature of expenses included in the income statement.	Year-end December 31, 2027	The Company is currently assessing the impact that the updated standard will have on financial statement disclosures.
ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Issued in September 2025. Updates existing accounting guidance regarding the capitalization of internal-use software costs.	January 1, 2026	The Company elected to early adopt this standard on a prospective basis. This early adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $189 million and $416 million of the December 31, 2025 balance was recognized as revenue during the three and six months ended June 30, 2026, while approximately $159 million and $379 million of the December 31, 2024 balance was recognized as revenue during the three and six months ended June 30, 2025.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $158 million and $309 million for the three and six months ended June 30, 2026, and $155 million and $299 million for the three and six months ended June 30, 2025.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three and six months ended June 30, 2026 or 2025. Additionally, no customers accounted for more than 10% of accounts receivable as of June 30, 2026 or December 31, 2025.

NOTE 3. Acquisitions and Divestitures
Acquisitions
The Company had no acquisitions during the three and six months ended June 30, 2026 or 2025.
In December 2025, the Company acquired Acera Surgical ("Acera"), a privately held bioscience company. Refer to the Company's 2025 Annual Report for additional details of the acquisition.

Total purchase consideration includes a future payment that is contingent on the acquired business achieving a sales-based milestone on or before December 31, 2030. The payment owed upon achievement of the milestone is $125 million. The fair value of the future milestone payment was $80 million at December 31, 2025. The change in the fair value of the contingent payment for the six months ended June 30, 2026 was an increase of $12 million, primarily due to sales performance, resulting in a fair value of $92 million at June 30, 2026. The contingent payment is classified as level 3 within the fair value hierarchy.
The Acera purchase price allocations are considered preliminary as of June 30, 2026, with final estimates of fair value expected to be completed by the end of 2026. During the six months ended June 30, 2026, the Company recorded adjustments to the purchase price allocation of $18 million, primarily related to deferred taxes.
Divestitures
On September 1, 2025, Solventum completed the sale of its Purification and Filtration business to Thermo Fisher Scientific, Inc. ("Buyer"). Refer to the Company's 2025 Annual Report for additional details of the divestiture.
In connection with the sale, the Company entered into various transition service agreements to provide certain support services for a period of up to 24 months from the closing of the sale. As certain services were contracted at a price below fair market value, the Company recognized an unfavorable contract liability of $113 million. The liability is being recognized as services are provided over the terms of the agreements. During the three and six months ended June 30, 2026, the Company recognized approximately $36 million and $70 million, respectively, of transition service income, including income related to the unfavorable contract liability, within selling, general and administrative expenses as an offset to costs incurred to support transition services provided to Buyer. As of June 30, 2026, the remaining balance of the unfavorable contract liability was $76 million.

NOTE 4. Goodwill and Intangible Assets
Goodwill
The acquisition activity in the following table includes the net impact of adjustments to the preliminary allocation of purchase price within the one-year measurement period for the Acera acquisition.
The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment is as follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	All Other	Total
Balance as of December 31, 2025	$4,246	$477	$873	$108	$5,704
Acquisition activity	(18)	—	—	—	(18)
Translation and other	(51)	(8)	(1)	—	(60)
Balance as of June 30, 2026	$4,177	$469	$872	$108	$5,626
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets are as follows:

	June 30,	December 31,
(Millions)	2026	2025
Customer related	$2,093	$2,099
Patents and other technology-based	2,048	2,049
Tradenames and other	637	637
Total gross carrying amount	4,778	4,785

Accumulated amortization — customer related	(836)	(778)
Accumulated amortization — patents and other technology-based	(1,217)	(1,122)
Accumulated amortization — tradenames and other	(317)	(293)
Total accumulated amortization	(2,370)	(2,193)

Total intangible assets — net	$2,408	$2,592

Amortization expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Amortization expense	$90	$78	$181	$159
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2026 is as follows:

(Millions)	Remainder of 2026	2027	2028	2029	2030	2031	After 2031
Amortization expense	$180	$355	$351	$312	$207	$205	$798

NOTE 5. Supplemental Financial Information
Other current assets included in the condensed consolidated balance sheets consist of the following:

	June 30,	December 31,
(Millions)	2026	2025
Other current assets
Purification and filtration-related	$399	$387
Prepaid income taxes	144	116
Prepaid software	61	58
Other	261	170
Total other current assets	$865	$731

Purification and filtration-related in the table above includes receivables and other assets associated with post-closing activity with Buyer.
Other assets included in the condensed consolidated balance sheets consist of the following:

	June 30,	December 31,
(Millions)	2026	2025
Other assets
Deferred taxes	$344	$263
Capitalized cloud-computing costs	234	203
Operating lease right-of-use	188	214
Other	138	134
Total other assets	$904	$814
Other current liabilities included in the condensed consolidated balance sheets consist of the following:

	June 30,	December 31,
(Millions)	2026	2025
Other current liabilities
Accrued compensation	$217	$320
Accrued taxes	176	196
Accrued rebates	226	172
Accrued interest	69	71
Accrued legal	242	43
Purification and filtration-related	258	245
Other	338	346
Total other current liabilities	$1,528	$1,393

Purification and filtration-related in the table above includes the current portion of the unfavorable contract liability as described in Note 3, along with other activity with Buyer, including amounts owed under the transition agreements.

Accrued legal includes both accrued litigation costs described in Note 12 and other accrued legal-related fees and services.

Supply Chain Financing
The Company participates in a voluntary supply chain financing ("SCF") program which provides participating suppliers the opportunity to sell their Solventum receivables to third party financial institutions at the sole discretion of both the suppliers and the third party financial institutions. The Company evaluates the SCF program to ensure the use of a third-party intermediary to settle its trade payables does not change the nature, existence, amount, or timing of our trade payables and does not provide the Company with any direct economic benefit and does not provide any guarantees in connection with the SCF program. The Company and its suppliers agree on contractual terms for the goods and services we procure, including price, quantity and payment terms, regardless of whether the supplier elects to participate in the SCF program. The amounts due to the financial institution for suppliers that participate in the SCF program are included in accounts payable on the Company's condensed consolidated balance sheets, and the associated payments are included in operating activities on the Company's condensed consolidated statements of cash flows.
As of June 30, 2026, the amount of obligations outstanding that the Company has confirmed as valid to the financial institution under the SCF program was less than $1 million. There were no obligations outstanding as of December 31, 2025.

NOTE 6. Property, Plant, and Equipment - Net
Property, plant and equipment - net consisted of the following:

	June 30,	December 31,
(Millions)	2026	2025
Property, plant and equipment - at cost
Buildings and leasehold improvements	$1,147	$873
Machinery and equipment	1,826	1,821
Construction in progress	483	499
Gross property, plant and equipment	3,455	3,193
Accumulated depreciation	(1,891)	(1,867)
Property, plant and equipment - net	$1,565	$1,326
In March 2026, the Company commenced a finance lease arrangement through April 2046 for its principal office in Eagan, Minnesota. As of June 30, 2026, the Company had right-of-use assets of approximately $204 million related to the finance lease, included within Property, plant and equipment - net and reflected in the buildings and leasehold improvements line in the table above. The related finance lease liability of approximately $209 million is included in Finance leases and Other current liabilities on the Company's condensed consolidated balance sheets. The discount rate used to calculate the present value of lease payments was 6.47%.
Depreciation expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Depreciation expense	$36	$38	$75	$80

NOTE 7. Supplemental Equity and Comprehensive Income Information
Share Repurchase Program
In November 2025, Solventum's Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to $1 billion of the Company's outstanding common stock. Under this program, the Company repurchased 3.9 million and 4.8 million shares of its common stock for total consideration of approximately $288 million and $355 million through open market repurchases during the three and six months ended June 30, 2026, respectively. There were no repurchases made under this program in 2025.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended June 30, 2026

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2026, net of tax:	$(193)	$(477)	$(1)	$(670)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(17)	—	3	(14)
Amount of gain (loss) reclassified from AOCI	—	16	3	18
Total other comprehensive income (loss), before tax	(17)	16	6	4
Tax effect	3	(4)	(1)	(2)
Total other comprehensive income (loss), net of tax	(14)	12	4	2
Balance at June 30, 2026, net of tax:	$(207)	$(465)	$3	$(669)

Three months ended June 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2025, net of tax:	$(396)	$(512)	$9	$(899)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	267	—	(32)	235
Amount of gain (loss) reclassified from AOCI	—	16	(4)	12
Total other comprehensive income (loss), before tax	267	16	(36)	247
Tax effect	17	(4)	8	21
Total other comprehensive income (loss), net of tax	284	12	(28)	268
Balance at June 30, 2025, net of tax:	$(112)	$(500)	$(19)	$(631)
Six months ended June 30, 2026

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025, net of tax:	$(130)	$(488)	$(8)	$(625)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(72)	—	10	(62)
Amount of gain (loss) reclassified from AOCI	—	31	4	35
Total other comprehensive income (loss), before tax	(72)	31	15	(26)
Tax effect	(6)	(8)	(3)	(17)
Total other comprehensive income (loss), net of tax	(78)	23	11	(43)
Balance at June 30, 2026, net of tax:	$(207)	$(465)	$3	$(669)
Six months ended June 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax:	$(550)	$(526)	$20	$(1,056)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	418	—	(43)	375
Amount of gain (loss) reclassified from AOCI	—	35	(7)	28
Total other comprehensive income (loss), before tax	418	35	(50)	403
Tax effect	20	(9)	11	22
Total other comprehensive income (loss), net of tax	438	26	(39)	425
Balance at June 30, 2025, net of tax:	$(112)	$(500)	$(19)	$(631)
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

NOTE 8. Income Taxes

The effective tax rates for the three months ended June 30, 2026 and 2025 were 14.4% and 12.5%, respectively. The increase in the effective tax rate is primarily attributable to an unfavorable geographic mix of earnings.

The effective tax rates for the six months ended June 30, 2026 and 2025 were 15.0% and (61.0)%, respectively. The increase in the effective tax rate is primarily attributable to the non-recurrence of the prior year tax benefit related to the Purification and Filtration divestiture, as well as an unfavorable geographic mix of earnings.

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

NOTE 9. Long-Term Debt and Short-Term Borrowings
The carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of June 30, 2026 and December 31, 2025 consisted of the following:

(Millions)	Currency	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				June 30, 2026	December 31, 2025
Three year senior term loan credit facility	USD	4.98	2027	$110	$110
$1 billion 5.45 percent three year senior notes	USD	5.37	2027	349	349
$1.5 billion 5.40 percent five year senior notes	USD	5.31	2029	698	698
$1 billion 5.45 percent seven year senior notes	USD	5.32	2031	991	991
$1.65 billion 5.60 percent ten year senior notes	USD	5.47	2034	1,632	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD	6.00	2054	1,210	1,209
$500 million 6.00 percent forty year senior notes	USD	6.09	2064	42	42
Other borrowings		2.15	2027	47	—
Total debt				5,079	5,035
Less: short-term borrowings and current portion of long-term debt				506	—
Long-term debt (excluding current portion)				$4,573	$5,035
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
Other borrowings consist of term loans utilized in connection with the exit of certain transition agreements with 3M.
Credit Facilities
On February 16, 2024, the Company entered into credit agreements providing for:
•a five year senior unsecured revolving credit facility in an aggregate committed amount of $2.0 billion expiring in 2029 (the “5-year Revolving Credit Facility”); and

•an eighteen month senior unsecured term loan credit facility in an aggregate principal amount of $500 million (matured in 2025) and a three year senior unsecured term loan credit facility in an aggregate principal amount of $1.0 billion (together, the “Term Loan Credit Facilities,” and together with the 5-year Revolving Credit Facility, the “Credit Facilities”). The Term Loan Credit Facilities have a floating interest rate based on a Secured Overnight Financing Rate (“SOFR”) index.
At June 30, 2026, there are no amounts outstanding under the 5-year Revolving Credit Facility.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from the date of issue. There was no commercial paper outstanding as of June 30, 2026 or December 31, 2025.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of June 30, 2026. The maturities of long-term debt for the periods subsequent to June 30, 2026 are as follows (in millions):

Remainder of 2026	2027	2028	2029	2030	2031	After 2031	Total
$—	$460	$—	$703	$—	$1,000	$2,920	$5,083
Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At June 30, 2026, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $4.7 billion compared to a carrying value of $4.6 billion. At December 31, 2025, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $5.2 billion compared to a carrying value of $5.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.

NOTE 10. Pension and Postretirement Benefit Plans

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2026 and 2025 are as follows:
Three months ended June 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2026	2025	2026	2025	2026	2025
Net periodic benefit cost (benefit)
Operating expense
Service cost - Operating	$6	$6	$4	$5	$1	$1
Non-operating expense
Interest cost	23	24	6	5	3	3
Expected return on plan assets	(32)	(31)	(6)	(6)	(2)	(2)
Amortization of net actuarial loss	16	16	—	—	1	1
Non-operating	7	9	(1)	(1)	1	2
Total net periodic benefit cost (benefit)	$13	$15	$4	$4	$2	$3

Six months ended June 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2026	2025	2026	2025	2026	2025
Net periodic benefit cost (benefit)
Operating expense
Service cost - Operating	$12	$12	$9	$10	$1	$2
Non-operating expense
Interest cost	46	48	11	10	6	6
Expected return on plan assets	(63)	(62)	(12)	(12)	(4)	(4)
Amortization of prior service benefit	—	—	—	—	(1)	—
Amortization of net actuarial loss	31	32	—	—	1	2
Non-operating	13	18	(1)	(2)	2	4
Total net periodic benefit cost (benefit)	$25	$30	$7	$8	$3	$6
During the six months ended June 30, 2026, the Company made cash contributions totaling $7 million to its international pension plans. In 2026, the Company expects to make total cash contributions of approximately $22 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for its qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. Future contributions will depend on market conditions, interest rates and other factors.

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
As of June 30, 2026, the Company had a balance of $3 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of June 30, 2026, Solventum expects to reclassify to earnings approximately $1 million of after-tax net unrealized gain over the next 12 months based on exchange rates as of June 30, 2026.

Fair Value Hedges - The Company enters into interest rate swaps to manage its exposure to changes in fair value of the Company's fixed-rate debt. Under these arrangements, the Company agrees to exchange, at specific intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. Gains and losses associated with interest rate swaps and changes in fair value of the hedged debt are recorded to interest expense in the period they occur. For the three and six months ended June 30, 2026, the gain associated with the designated interest rate swaps and the change in fair value of the hedged debt were not material. There were no derivative instruments designated in fair value hedging relationships for the three and six months ended June 30, 2025.
In January 2026, the Company entered into an additional $100 million notional fixed-to-floating interest rate swap with a maturity date of March 2031. In February 2026, the Company entered into an additional $100 million notional fixed-to-floating interest rate swap with a maturity date of March 2033. These derivatives were designated as fair value hedges of the Company's Senior Notes.
At June 30, 2026, the total notional amount of interest rate swaps designated as fair value hedges was $300 million.
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
For the three and six months ended June 30, 2026, the Company recognized a pre-tax loss of $13 million and a pre-tax gain of $25 million, respectively, as adjustments to cumulative translation within other comprehensive income (loss). For the three and six months ended June 30, 2025, the pre-tax losses recognized in cumulative translation within other comprehensive income (loss) were $67 million and $78 million, respectively.
At June 30, 2026, the total notional amount of cross-currency swaps designated as net investment hedges was approximately $1.2 billion.
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
Statement of Income Location and Impact of Derivative Instruments
The impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments for the three and six months ended June 30, 2026 and 2025 were not material. The impact from derivative instruments designated in cash flow hedging relationships was reflected within cost of sales and the impact from derivatives not designated as hedging instruments was reflected within other expense (income), net on the condensed consolidated statements of income.
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	June 30,	December 31,		June 30,	December 31,		June 30,	December 31,
	2026	2025		2026	2025		2026	2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	$226	$293	Other current assets	$5	$3	Other current liabilities	$3	$10
Foreign currency forward contracts	127	96	Other assets	3	1	Other liabilities	—	2
Interest rate swaps	300	100	Other assets	—	—	Other liabilities	7	1
Cross-currency swaps	1,185	1,185	Other assets	1	—	Other liabilities	48	71
Total derivatives designated as hedging instruments	$1,838	$1,674		$9	$4		$58	$84

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$878	$481	Other current assets	$4	$1	Other current liabilities	$5	$3
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
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the three months ended June 30, 2026, the Company recognized $204 million in legal charges. There were no legal charges recognized in the three months ended March 31, 2026. During the three and six months ended June 30, 2025, the Company recognized zero and $12 million in legal charges, respectively. During the six months ended June 30, 2026 and 2025, the Company made payments of zero and $16 million, respectively, related to a legal settlement, which reduced the accrued litigation balance. At June 30, 2026 and December 31, 2025, accrued litigation costs were $235 million and $31 million, respectively.
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
During the second quarter of 2026, the Company received proceeds of $55 million related to an insurance policy covering previously incurred litigation costs. The Company has not recognized any other receivables for insurance as recovery is not deemed probable at this time.
Product Liability Litigation
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities, if any, the Company has accrued relating to its significant legal proceedings.
3M is a named defendant in approximately 8,400 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system. Under the terms of the Separation and Distribution Agreement by and between Solventum and 3M (the "Separation and Distribution Agreement"), Solventum has agreed to indemnify 3M for uninsured liabilities related to the Bair Hugger patient warming system, to manage the litigation, and pay for legal expenses.
The U.S. Judicial Panel on Multidistrict Litigation ("JPML") has consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation ("MDL") proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL; however, those decisions were subsequently reversed by the U.S. Court of Appeals for the Eighth Circuit. The parties are actively litigating several MDL bellwether and state court cases.
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
For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is included in the disclosed amounts in the preceding "Process for Disclosure and Recording of Liabilities Related to Legal Proceedings" section. During the second quarter of 2026, based on developments in the Bair Hugger matter, the Company increased its litigation accrual to management's best estimate of probable loss at this time. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Warranties/Guarantees
The Company had approximately $93 million and $82 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at June 30, 2026 and December 31, 2025, respectively. These instruments are utilized in connection with normal business activities. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.
Tariffs

In 2025, the United States government announced tariffs on imported goods from certain countries. In response, some of those countries threatened or imposed retaliatory tariffs and other measures. On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act (the "IEEPA") does not provide authority for the President to impose tariffs.

IEEPA tariff refunds are accounted for as a gain contingency and are recognized in the financial statements when fully realized or realizable. Refunds attributed to inventory previously sold are recorded as a reduction of cost of product and refunds attributed to costs for hardware units in service are recorded as a reduction in other assets.

In April 2026, the U.S. Customs and Border Protection ("CBP") agency formalized a process for refunds. In June 2026, the Company submitted requests for refunds that were accepted by the CBP totaling approximately $120 million, including interest. The Company recognized a corresponding receivable in other current assets for the total amount and a pre-tax benefit of $100 million to cost of product within the condensed consolidated financial statements as of June 30, 2026. Other assets decreased by $14 million for tariffs previously capitalized as a cost of hardware.

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
The related restructuring charges for periods presented were recorded in the consolidated statements of income as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Cost of product	$9	$—	$10	$—
Cost of software and rentals	—	—	—	—
Selling, general and administrative expenses	33	—	66	—
Research and development expenses	—	—	3	—
Total operating income impact	$42	$—	$79	$—
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits	Other Restructuring-related	Total
Expense incurred in 2025	$42	$11	$53
Non-cash changes	(4)	—	(4)
Cash payments	(4)	(7)	(11)
Accrued liabilities as of December 31, 2025	$34	$5	$39
Expense incurred in first quarter of 2026	$2	$35	$37
Non-cash changes	2	—	2
Cash payments	(16)	(6)	(22)
Accrued liabilities as of March 31, 2026	$22	$34	$56
Expense incurred in second quarter of 2026	$11	$31	$42
Non-cash changes	—	(8)	(8)
Cash payments	(10)	(39)	(48)
Accrued liabilities as of June 30, 2026	$24	$18	$42
Other includes charges associated with salaries and wages of employees fully dedicated to the Program, asset write-downs related to transformation activities and consulting service fees. All Program charges were recognized within Corporate and are not included within business segment results.

Solventum Way
In the fourth quarter of 2024, the Company announced its Solventum Way restructuring program, which is a reorganization designed to establish a more flexible and decentralized structure, create headroom to invest for growth and an operating model that enhances margins over time. The actions under the Solventum Way restructuring program are substantially complete.
The related restructuring charges for periods presented were recorded in the consolidated statements of income as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Cost of product	$—	$1	$—	$11
Cost of software and rentals	—	—	—	—
Selling, general and administrative expenses	—	5	3	10
Research and development expenses	—	2	—	5
Total operating income impact	$—	$8	$3	$26
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits and Other
Accrued liabilities as of December 31, 2024	$53
Expense incurred in 2025	27
Non-cash changes	(4)
Cash payments	(67)
Accrued liabilities as of December 31, 2025	$9
Expense incurred in first quarter of 2026	$3
Cash payments	(6)
Accrued liabilities as of March 31, 2026	$6
Expense incurred in second quarter of 2026	$—
Cash payments	(3)
Accrued liabilities as of June 30, 2026	$3
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

The computations for basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income	$92	$90	$105	$227

Denominator:
Weighted average common shares outstanding – basic	172.7	174.1	173.5	173.9
Dilution associated with stock-based compensation plans	0.6	1.1	0.9	1.1
Weighted average common shares outstanding – diluted	173.3	175.2	174.4	175.0

Basic earnings per share	$0.53	$0.52	$0.60	$1.31
Diluted earnings per share	$0.53	$0.51	$0.60	$1.30

Antidilutive shares	3.6	4.4	3.3	4.1

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
Employee Stock Purchase Plan
Solventum offers an Employee Stock Purchase Plan (“ESPP”) which provides substantially all employees the option to purchase company stock through payroll deductions at a 15% discount, calculated based on the closing market price of Solventum stock at the end of the offering period. The plan provides two six-month offering periods, commencing on January 1 and July 1. An aggregate of 4.0 million shares of the Company’s common stock has been authorized for issuance under the ESPP. Expense related to the ESPP was immaterial for the three and six months ended June 30, 2026, and is reflected in the stock-based compensation expense table below.
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

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Cost of sales	$2	$3	$8	$8
Selling, general and administrative expenses	33	28	71	64
Research and development expenses	3	3	10	11
Stock-based compensation expenses	38	34	89	83
Income tax benefits (expense)	(7)	(6)	(16)	(11)
Stock-based compensation expenses, net of tax	$31	$28	$73	$72

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
•Transition agreement expenses for the three and six months ended June 30, 2026 were $97 million and $201 million, respectively, and for both the three and six months ended June 30, 2025 were $135 million and $272 million, respectively, and are related to services received under transition agreements between the Company and 3M and its affiliates. These expenses are reflected in cost of product and operating expense (which is comprised of selling, general and administrative and research and development expenses) on the Company's condensed consolidated statements of income.
•Master Supply Agreements - The Company recognized revenue and cost of sales associated with products sold to 3M of $23 million and $15 million, respectively, for the three months ended June 30, 2026. The Company recognized revenue and cost of sales associated with products sold to 3M of $40 million and $26 million, respectively, for the six months ended June 30, 2026. The Company recognized revenue and cost of sales associated with products sold to 3M of $22 million and $16 million, respectively, for the three months ended June 30, 2025. The Company recognized revenue and cost of sales associated with products sold to 3M of $42 million and $31 million, respectively, for the six months ended June 30, 2025. Cost of product related to purchases from 3M under the master supply agreements was $54 million and $117 million for the three and six months ended June 30, 2026, respectively, and $58 million and $121 million for the three and six months ended June 30, 2025, respectively.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the transition and master supply agreements, reported in the Company’s condensed consolidated financial statements:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net sales of product	$23	$22	$40	$42
Cost of product	115	158	246	314
Selling, general and administrative expenses	50	59	106	126
Research and development expenses	2	3	4	6
Current amounts due from and due to 3M under various agreements described above are recognized within the due from related parties and due to related parties, as applicable, in the condensed consolidated financial statements. There were no non-current amounts due to 3M at June 30, 2026.

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
All Other includes the drinking water business, which was previously reported within the Purification and Filtration business segment. The drinking water business results have been reclassified for comparability within All Other for all historical periods. All Other also includes sales and cost of sales related to our supply agreements with 3M and other supply agreements assumed by the Company at Spin-Off related to legacy 3M businesses, which were historically included in Corporate and Unallocated.
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
Consistent accounting policies have been applied on a consolidated basis as well as by all segments for all reporting periods.

Business Segment Information and Disaggregated Net Sales

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2026	2025	2026	2025
Advanced Wound Care	$537	$467	$1,034	$915
Infection Prevention and Surgical Solutions	836	750	1,573	1,460
MedSurg	1,372	1,218	2,607	2,375
Dental Solutions	396	338	750	667
Health Information Systems	354	339	696	667
Total reportable segment net sales	2,122	1,895	4,053	3,709
Purification and Filtration	—	189	—	369
All Other	87	77	163	153
Total net sales	$2,209	$2,161	$4,216	$4,231

	Three months ended June 30,		Six months ended June 30,
Cost of Sales (Millions)	2026	2025	2026	2025
MedSurg	$595	$603	$1,217	$1,151
Dental Solutions	124	113	243	231
Health Information Systems	82	91	162	179

	Three months ended June 30,		Six months ended June 30,
Operating Expenses (Millions)*	2026	2025	2026	2025
MedSurg	$423	$404	$874	$808
Dental Solutions	141	129	289	260
Health Information Systems	126	128	258	260
* Operating expenses are comprised of selling, general and administrative expenses and research and development expenses as shown on the condensed consolidated statements of income.
	Three months ended June 30,		Six months ended June 30,
Operating Performance (Millions)	2026	2025	2026	2025
MedSurg	$355	$210	$516	$416
Dental Solutions	131	96	218	175
Health Information Systems	145	120	276	229
Total reportable segment operating income	631	426	1,009	820
Purification and Filtration	—	43	—	70
All Other	19	8	30	19
Amortization expense	(90)	(78)	(181)	(159)
Corporate and Unallocated	(378)	(185)	(597)	(384)
Total operating income	181	214	262	367

Interest expense, net	64	103	125	207
Other expense/(income), net	9	8	13	19
Income before income taxes	$108	$103	$123	$141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Solventum Corporation's ("Solventum," "we," "our," "us," or the "Company") condensed consolidated financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum for the three and six months ended June 30, 2026 and 2025. For full understanding of the Company’s financial condition and results of operations, the discussion below should be read alongside the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K.
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
Separation of Health Information Systems Business
On August 5, 2026, the Company announced its intention to pursue a separation of its Health Information Systems business as part of the company's ongoing portfolio optimization strategy. The company will evaluate a range of separation pathways with the objective of maximizing shareholder value that position both businesses for long-term success, accelerated innovation and enhanced growth opportunities.
Economic Environment - Tariffs

In 2025, the United States government announced tariffs on imported goods from certain countries. In response, some of those countries threatened or imposed retaliatory tariffs and other measures. On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act (the "IEEPA") does not provide authority for the President to impose tariffs. During 2025, certain tariffs that impacted us were imposed under this statute pursuant to presidential executive order, which are expected to be fully refunded. The U.S. has subsequently implemented new tariffs under different authorities, including Sections 122, 301, 338 and 232. The Company will continue to monitor developments.
IEEPA tariff refunds are accounted for as a gain contingency and are recognized in the financial statements when fully realized or realizable. Refunds attributed to inventory previously sold are recorded as a reduction to cost of product and refunds attributed to hardware units are recorded as a reduction to carrying value of the capitalized assets.

In April 2026, the U.S. Customs and Border Protection ("CBP") agency formalized a process for refunds. In June 2026, the Company submitted requests for refunds that were accepted by the CBP totaling approximately $120 million, including interest. The Company recognized a corresponding receivable for this amount within the condensed consolidated financial statements as of June 30, 2026.

Operating Segments and Sales Change Information
Solventum manages its operations in three reportable business segments: MedSurg, Dental Solutions, and Health Information Systems. On February 25, 2025, the Company entered into a Transaction Agreement to sell its Purification and Filtration business to Thermo Fisher Scientific Inc. ("Buyer"). On June 25, 2025, the Company and Buyer entered into an Amended and Restated Transaction Agreement (as amended, the "Agreement"), to exclude the Company’s drinking water filtration business (the "Water Business") from the scope of the Purification and Filtration business to be acquired by Buyer (such acquired business, the "Business"). On September 1, 2025, Solventum completed the sale of the Business to the Buyer in accordance with the terms of the Agreement. The cash consideration paid to Solventum at closing was approximately $4 billion.
During the second quarter 2026, the Company benefited from advanced customer ordering in connection with the Company's July 2026 U.S. enterprise resource planning ("ERP") deployment. Sales growth for the three months ended June 30, 2026 benefited by approximately $125 million due to these advanced orders. The Company anticipates that sales in the third quarter of 2026 will be negatively impacted as customers reduce inventory to normal levels.
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
Segment and Total Company Net Sales

	Three months ended June 30,		Increase/(Decrease)
(Millions)	2026	2025	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$537	$467	14.9%	1.0%	13.9%	6.8%	7.1%
Infection Prevention and Surgical Solutions	836	750	11.3	1.2	10.1	—	10.1
MedSurg	1,372	1,218	12.7	1.1	11.6	2.7	8.9
Dental Solutions	396	338	17.0	1.8	15.2	—	15.2
Health Information Systems	354	339	4.4	0.2	4.2	(1.2)	5.4
Purification and Filtration	—	189	NM	NM	NM	NM	NM
All Other	87	77	11.8	1.2	10.6	—	10.6
Total Company	$2,209	$2,161	2.2%	1.0%	1.2%	(8.3) %	9.5%

	Six months ended June 30,		Increase/(Decrease)
(Dollars in millions)	2026	2025	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$1,034	$915	12.9%	1.7%	11.2%	6.6%	4.6%
Infection Prevention and Surgical Solutions	1,573	1,460	7.7	2.2	5.5	—	5.5
MedSurg	2,607	2,375	9.7	2.0	7.7	2.6	5.1
Dental Solutions	750	667	12.5	3.1	9.4	—	9.4
Health Information Systems	696	667	4.3	0.5	3.8	(1.3)	5.1
Purification and Filtration	—	369	NM	NM	NM	NM	NM
All Other	163	153	6.4	1.7	4.7	—	4.7
Total Company	$4,216	$4,231	(0.4)%	1.8%	(2.2)%	(8.0) %	5.8%

Segment and Total Company Operating Income

	Three months ended June 30,
(Millions)	2026	2025	2026 vs 2025 change
Segment Operating Income
MedSurg	$355	$210	68.7%
Dental Solutions	131	96	35.7
Health Information Systems	145	120	20.9
Purification and Filtration	—	43	NM
All Other	19	8	131.4
Corporate and Unallocated	(469)	(263)	(77.5)
Total Company	$181	$214	(15.8)%

	Six months ended June 30,
(Dollars in millions)	2026	2025	2026 vs 2025 change
Segment Operating Income
MedSurg	$516	$416	23.9%
Dental Solutions	218	175	24.5
Health Information Systems	276	229	20.4
Purification and Filtration	—	70	NM
All Other	30	19	55.4
Corporate and Unallocated	(778)	(543)	(43.0)
Total Company	$262	$367	(28.6)%

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
Percent change information compares the three and six months ended June 30, 2026 with the same period for the prior year, unless otherwise indicated.

	Three months ended June 30, 2026
(Millions)	United States	International	Worldwide
Net sales	$1,313	$896	$2,209
% of worldwide sales	59.4%	40.6%	100.0%
Increase/(decrease)
Organic growth	13.5%	4.1%	9.5%
Other	(3.1)	(14.2)	(8.3)
Constant currency	10.4	(10.1)	1.2
Currency impact	—	2.3	1.0
Reported growth	10.4%	(7.8)%	2.2%

	Six months ended June 30, 2026
(Millions)	United States	International	Worldwide
Net sales (millions)	$2,474	$1,741	$4,216
% of worldwide sales	58.7%	41.3%	100.0%
Increase/(decrease)
Organic growth	9.0%	1.6%	5.8%
Other	(2.8)	(14.1)	(8.0)
Constant currency	6.2	(12.5)	(2.2)
Currency impact	—	4.1	1.8
Reported growth	6.2%	(8.4)%	(0.4)%
Additional information beyond what is included in the preceding table is as follows:
Second quarter 2026 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg and Dental Solutions, partly driven by advanced customer ordering in connection with the Company's ERP deployment. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025, partially offset by sales from the December 2025 Acera acquisition.
•In the International geographic area, total sales decreased while organic sales increased. Organic growth occurred across all segments, led by Dental Solutions and MedSurg. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025.
First six months 2026 results:
•In the United States geographic area, both total sales and organic sales increased. Organic growth occurred across all segments, led by MedSurg and Dental Solutions, partly driven by advanced customer ordering in connection with the Company's ERP deployment. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025, partially offset by sales from the December 2025 Acera acquisition.
•In the International geographic area, total sales decreased while organic sales increased. Organic growth was led by Dental Solutions and MedSurg, while Health Information Systems was flat. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025.
Managing currency risks
Refer to Note 11 to the condensed consolidated financial statements for additional details on the Company's hedging program.

Foreign currency had a positive worldwide impact on sales for the second quarter 2026 compared to the same period last year. Solventum estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $5 million and $10 million for the three and six months ended June 30, 2026, respectively.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended June 30,			Six months ended June 30,
(Percent of corresponding net sales)	2026	2025	Change	2026	2025	Change
Cost of product	47.5%	51.9%	(4.4)%	49.9%	52.1%	(2.2)%
Cost of software and rentals	22.7	24.5	(1.7)	23.0	25.1	(2.1)
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
Cost of product, measured as a percent of sales of product, decreased in both the second quarter and first six months of 2026 as compared to the same periods last year. The decrease was primarily driven by IEEPA tariff refunds and the benefit from programmatic savings programs, partially offset by inflation and tariff costs, which had minor impacts in both the second quarter and first six months of 2025.
Cost of Software and Rentals
Cost of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment costs and logistics costs related to our hardware rental units.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during both the second quarter and first six months of 2026 as compared to the same periods last year due to the impact, driven by benefits from both price and product mix.

	Three months ended June 30,			Six months ended June 30,
(Percent of total net sales)	2026	2025	Change	2026	2025	Change
Selling, general and administrative (SG&A)	42.0%	35.7%	6.2%	41.6%	36.4%	5.2%
Research and development (R&D)	8.1	8.7	(0.7)	8.7	9.0	(0.3)
Operating income	8.2	9.9	(1.7)	6.2	8.7	(2.5)
Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in both the second quarter and first six months of 2026 when compared to the same period last year. The increase was driven by accrued legal expenses, partially offset by insurance recoveries, and higher costs associated with activities to separate operations from 3M.

Research and Development
R&D, measured as a percent of total net sales, decreased in both the second quarter and first six months of 2026 when compared to the same period last year. The decrease was driven by the impact of higher sales in advance of the ERP deployment and higher capitalized software development costs, partially offset by additional amortization expense from the acquisition of Acera.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Interest expense, net	$64	$103	$125	$207
Other expense (income), net	9	8	$13	$19

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net decreased for both the three and six months ended June 30, 2026 as compared to the same period last year due to lower interest expense as a result of lower debt outstanding.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and foreign currency transaction gain (loss). Other expense (income), net increased slightly for the three months ended June 30, 2026 as compared to the same period last year primarily due to higher foreign currency transaction losses mostly offset by lower periodic pension costs and losses on investments in the prior year. Other expense (income), net decreased for the six months ended June 30, 2026 as compared to the same period last year primarily due to lower periodic pension costs and higher gains on investments.
Provision for (benefit from) Income Taxes:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income/loss)	2026	2025	2026	2025
Effective tax rate	14.4%	12.5%	15.0%	(61.0)%

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
MedSurg (62.1% and 61.8% of consolidated sales for the three and six months ended June 30, 2026)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net sales	$1,372	$1,218	$2,607	$2,375
Increase/(decrease)
Organic growth	8.9%	3.9%	5.1%	4.9%
Other	2.7	—	2.6	(0.5)
Constant currency	11.6	3.9	7.7	4.4
Currency impact	1.1	0.9	2.0	(0.3)
Reported growth	12.7%	4.8%	9.7%	4.1%

Business segment operating income	$355	$210	$516	$416
Percent change	68.7%	(1.9)%	23.9%	(4.4)%
Percent of sales	25.8%	17.3%	19.8%	17.5%
Second quarter 2026 results:
Sales in MedSurg were up 12.7%:
•Organic growth was impacted by approximately $85 million or 7.0% due to advanced order timing ahead of the Company's U.S. ERP deployment. In addition, growth was driven by volume in I.V. site management products, including Tegaderm CHG, within our Infection Prevention and Surgical Solutions business. Advanced Wound Care business growth was driven by negative pressure wound therapy. Growth was partially offset by our SKU rationalization program, which had a larger impact on our Infection Prevention and Surgical Solutions business.
•Other includes sales from the Company's December 2025 acquisition of Acera.
•Foreign currency translation positively impacted sales by 1.1%
Business segment operating income margin increased when compared to the same period last year. The increase was primarily driven by recognition of receivables for IEEPA tariff refunds and cost savings programs, including Transform for the Future benefits. These increases were partially offset by higher product costs due to tariffs and other inflation, including freight.
First six months 2026 results:
Sales in MedSurg were up 9.7%:
•Organic growth was impacted by approximately $85 million or 3.6% due to advanced order timing ahead of the Company's U.S. ERP deployment. In addition, growth was driven by volume in I.V. site management products, including Tegaderm CHG, within our Infection Prevention and Surgical Solutions business. Advanced Wound Care business growth was driven by negative pressure wound therapy. Growth was partially offset by our SKU rationalization program, which had a larger impact on our Infection Prevention and Surgical Solutions business.
•Other includes sales from the Company's December 2025 acquisition of Acera.
•Foreign currency translation positively impacted sales by 2.0%.
Business segment operating income margin increased when compared to the same period last year. The increase was primarily driven by recognition of receivables for IEEPA tariff refunds and cost savings programs, including Transform for the Future benefits. These increases were partially offset by higher product costs due to tariffs and other inflation, including freight.

Dental Solutions (17.9% and 17.8% of consolidated sales for the three and six months ended June 30, 2026)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net sales	$396	$338	$750	$667
Increase/(decrease)
Organic growth	15.2%	0.7%	9.4%	0.6%
Other	—	—	—	(0.3)
Constant currency	15.2	0.6	9.4	0.3
Currency impact	1.8	1.6	3.1	(0.2)
Reported growth	17.0%	2.3%	12.5%	0.1%

Business segment operating income	$131	$96	$218	$175
Percent change	35.7%	3.2%	24.5%	(13.8)%
Percent of sales	33.0%	28.5%	29.0%	26.2%
Second quarter 2026 results:
Sales in Dental Solutions were up 17.0%:
•Organic growth was impacted by approximately $35 million or 10.4% due to advanced order timing ahead of the Company's U.S. ERP deployment. In addition, organic growth was driven by both restorative and prevention solutions and orthodontics solutions. Both volume and price contributed to growth, led by new products launched in the prior year.
•Foreign currency translation positively impacted sales by 1.8%.
Business segment operating income margin increased when compared to the same period last year as benefits from price, volume, savings programs, including Transform for the Future, and recognition of receivables for IEEPA tariff refunds, partially offset by tariffs and inflation, including freight.
First six months 2026 results:
Sales in Dental Solutions were up 12.5%:
•Organic growth was impacted by approximately $35 million or 5.2% due to advanced order timing ahead of the Company's U.S. ERP deployment. In addition, organic growth was driven by both restorative and prevention solutions and orthodontics solutions. Both volume and price contributed to growth, led by new products launched in the prior year.
•Foreign currency translation positively impacted sales by 3.1%.
Business segment operating income margin increased when compared to the same period last year as benefits from price, volume, savings programs, including Transform for the Future, and recognition of receivables for IEEPA tariff refunds, partially offset by tariffs and inflation, including freight.
Health Information Systems (16.0% and 16.5% of consolidated sales for the three and six months ended June 30, 2026)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2026	2025	2026	2025
Net sales	$354	$339	$696	$667
Increase/(decrease)
Organic growth	5.4%	3.2%	5.1%	3.5%
Other	(1.2)	—	(1.3)	—
Constant currency	4.2	3.2	3.8	3.5
Currency impact	0.2	0.2	0.5	—
Reported growth	4.4%	3.4%	4.3%	3.5%

Business segment operating income	$145	$120	$276	$229
Percent change	20.9%	8.1%	20.4%	8.0%
Percent of sales	41.0%	35.5%	39.6%	34.3%

Second quarter 2026 results:
Sales in Health Information Systems were up 4.4%:
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
First six months 2026 results:
Sales in Health Information Systems were up 4.3%:
•Positive organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.5%.
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
The Company had approximately $93 million and $82 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at June 30, 2026 and December 31, 2025, respectively. These instruments are utilized in connection with normal business activities.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from the date of issue. There was no commercial paper outstanding as of June 30, 2026 or December 31, 2025.
Cash, cash equivalents and marketable securities
As of June 30, 2026, Solventum had $403 million of cash and cash equivalents, of which approximately $291 million was held by the Company’s foreign subsidiaries and approximately $112 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2025, Solventum had $878 million of cash and cash equivalents, of which approximately $800 million was held by the Company’s foreign subsidiaries and $78 million was held in the United States. There were immaterial amounts of marketable securities at both June 30, 2026 and December 31, 2025.
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

	Six months ended June 30,
(Millions)	2026	2025
Cash provided by (used in):
Operating activities	$38	$198
Investing activities	(164)	(224)
Financing activities	(350)	(249)
Effect of exchange rate changes on cash and cash equivalents	1	7
Net increase (decrease) in cash and cash equivalents	$(475)	$(268)
Operating Activities
In the first six months of 2026, cash flows provided by operating activities decreased compared to the first six months of 2025 primarily due to higher payments for annual incentive compensation and payments made in connection with the exit of certain transition agreements with 3M.
Investing Activities
In the first six months of 2026, cash flows used in investing activities decreased compared to the first six months of 2025 primarily due to capital spending related to the Purification and Filtration business that was included in the prior year comparable period.
Financing Activities
In the first six months of 2026, cash flows used in financing activities increased as compared to the first six months of 2025, due to cash outflows related to the Company's share repurchase program, partially offset by proceeds from debt issuance.
In November 2025, Solventum's Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to $1 billion of the Company's outstanding common stock. Under this program, the Company repurchased 3.9 million and 4.8 million shares of its common stock for total consideration of approximately $288 million and $355 million through open market repurchases during the three and six months ended June 30, 2026. There were no repurchases made under this program in 2025.
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
Solventum purchases the majority of its materials and services as needed, with no unconditional commitments. In limited circumstances, in the normal course of business, the Company enters into unconditional purchase obligations with various vendors that may take the form of, for example, take or pay contracts in which the Company guarantees payment to ensure availability of certain materials or services or to ensure ongoing efforts on capital projects. Additionally, the Company enters into contractual obligations for cloud storage solutions, enterprise resource planning and other IT-related services. The Company expects to receive underlying materials or services for these purchase obligations. To the extent these purchase obligations fluctuate, they largely trend with normal-course changes in regular operating activities. Additionally, contractual capital commitments represent a small part of the Company’s expected capital spending.

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

Forward-looking statements include statements that reflect Solventum’s expectations, assumptions, estimates, or projections about the future and include, without limitation, forecasts relating to discussions of future operations and financial performance (including volume growth, pricing, sales and earnings per share growth and cash flows), business plans or prospects, Solventum's review of strategic alternatives for its health care information systems business, or potential benefits for any such strategic alternatives or transaction, and statements regarding Solventum’s strategy for growth, future product development, regulatory clearances and approvals, competitive position and expenditures. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Solventum believes that the expectations reflected in any forward-looking statements it makes are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to:

•whether Solventum will be able to identify or develop any strategic alternatives for Solventum's health information systems business and its ability to execute on material aspects and achieve any of the anticipated potential benefits of any such strategic alternatives;
•the occurrence of any event, change or other circumstances that could give rise to the abandonment of the review of strategic alternatives for the health information systems business or pursuit of a different structure or strategic alternative for that business;
•uncertainties as to the timing of the review of strategic alternatives for the health information systems business;
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
•Solventum’s ability to access the capital and credit markets, changes in Solventum’s credit ratings, or potential amendments, refinancings or other modifications of our credit arrangements and the availability and terms of future financing;
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
Interest Rate Risk:
Solventum manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. The Company's interest rate sensitivity analysis includes the impact of interest rate changes on its floating-rate notes, interest rate swap agreements, and cash balances.
Commodity Price Risk:
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

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2026
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the factors set forth under the caption "Cautionary Note Concerning Forward-Looking Statements" set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risk factor set forth below updates, and should be read in conjunction with, the risk factors disclosed in such Annual Report on Form 10-K. Other than the risk factor set forth below, we believe there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks related to Solventum’s review of strategic alternatives for its health information system business

We are evaluating strategic alternatives for our health information systems business. The review may not result in the identification or implementation of a strategic alternative, and any alternative that is pursued may not be completed within any given timeframe or at all. We may be unable to successfully execute any strategic alternative or realize any or all strategic, operational, or financial benefits. The review process may also create uncertainty to our customers, employees and other constituencies or counterparties and divert management attention from ongoing operations. We may incur costs and expenses in connection with the review process, whether or not a transaction is successful. In addition, we may determine to abandon the review, pursue a different structure, or take no action. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
March 31, 2026 through April 29, 2026	403,691	$66.95	403,691	$906,056,102
April 30, 2026 through May 28, 2026	2,206,520	74.52	2,206,520	741,619,826
May 29, 2026 through June 29, 2026	1,243,501	77.57	1,243,501	645,158,455
Total	3,853,712	$74.71	3,853,712	$645,158,455
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

(10.1)	Solventum Executive Severance Plan (incorporated by reference to Exhibit 10.1 from Solventum's Form 8-K, filed May 27, 2026)
(10.2)	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement Two-Year Cliff Vesting (filed herewith)
(10.3)	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement Two-Year Ratable Vesting (filed herewith)
(10.4)	Solventum 2024 Long-Term Incentive Plan Restricted Stock Unit Awards Agreement Three-Year Ratable Vesting (filed herewith)
Filed herewith, in addition to items, if any, specifically identified above:

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOLVENTUM CORPORATION
(Registrant)

Date: August 5, 2026
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)