Form 10-Q
period 2026-09-30
Solventum Corp
filed 2026-11-05
CIK 1964738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2026
Common Stock, $0.01 par value per share	169,739,335

SOLVENTUM CORPORATION
Form 10-Q for the period ended September 30, 2026

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2026
PART I. Financial Information
Item 1. Financial Statements
Solventum Corporation
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share data)	2026	2025	2026	2025
Net sales of product	$1,431	$1,594	$4,642	$4,859
Net sales of software and rentals	518	502	1,522	1,468
Total net sales	1,949	2,096	6,165	6,327
Cost of product	771	847	2,373	2,547
Cost of software and rentals	116	114	347	356
Gross profit	1,062	1,135	3,444	3,424
Selling, general and administrative expenses	813	780	2,567	2,321
Research and development expenses	181	183	548	564
Gain on sale of business	—	(1,518)	—	(1,518)
Operating income	68	1,690	329	2,057
Interest expense, net	68	89	194	296
Loss on debt extinguishment, net	—	82	—	82
Other expense (income), net	10	5	23	24
Income (loss) before income taxes	(11)	1,514	112	1,655
Provision for (benefit from) income taxes	1	248	19	162
Net income (loss)	$(12)	$1,266	$93	$1,493

Earnings per share:
Basic earnings per share	$(0.07)	$7.26	$0.54	$8.58
Diluted earnings per share	(0.07)	7.22	0.54	8.53
Weighted-average number of shares outstanding:
Basic	170.8	174.3	172.6	174.0
Diluted	170.8	175.4	173.6	175.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Net income (loss)	$(12)	$1,266	$93	$1,493
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(11)	(24)	(89)	414
Defined benefit pension and postretirement plans	12	44	35	70
Cash flow hedging instruments	1	7	12	(32)
Total other comprehensive income (loss), net of tax	2	27	(41)	452
Comprehensive income (loss)	$(10)	$1,293	$52	$1,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(Millions, except share information)	2026	2025
Assets
Current assets
Cash and cash equivalents	$451	$878
Accounts receivable — net of allowances of $86 and $87	1,364	1,034
Due from related parties	27	150
Inventories
Finished goods	613	636
Work in process	235	201
Raw materials and supplies	254	229
Total inventories	1,102	1,066
Other current assets	750	731
Total current assets	3,692	3,859
Property, plant and equipment — net	1,593	1,326
Goodwill	5,616	5,704
Intangible assets — net	2,317	2,592
Other assets	946	814
Total assets	$14,165	$14,294
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$507	$—
Accounts payable	808	687
Due to related parties	152	435
Unearned revenue	596	621
Other current liabilities	1,511	1,393
Total current liabilities	3,575	3,136
Long-term debt	4,561	5,035
Pension and postretirement benefits	355	363
Deferred income taxes	154	164
Finance leases	206	—
Other liabilities	508	547
Total liabilities	$9,360	$9,245
Commitments and contingencies (Note 12)
Equity
Common stock, par value $0.01 per share, 750,000,000 shares authorized	$2	$2
Shares - September 30, 2026: issued: 175,303,750; outstanding: 169,956,897
Shares - December 31, 2025: issued and outstanding: 173,490,864
Additional paid-in-capital	3,982	3,876
Retained earnings	1,891	1,797
Treasury stock, at cost	(403)	—
Shares - September 30, 2026: 5,346,853
Shares - December 31, 2025: 0
Accumulated other comprehensive income (loss)	(667)	(625)
Total equity	4,805	5,049
Total liabilities and equity	$14,165	$14,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

Solventum Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)

Three Months Ended September 30, 2026 and September 30, 2025

	Common Stock		Treasury Stock
(Millions)	Shares	Par Value	Shares	Amount	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2026	175	$2	5	$(355)	$3,919	$1,902	$(669)	$4,800
Net income (loss)	—	—	—	—	—	(12)	—	(12)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2	2
Stock-based compensation	—	—	—	—	45	—	—	45
Issuances of shares under equity awards and benefit plans, net of shares withheld for taxes	—	—	—	—	19	—	—	19
Purchase of treasury stock	—	—	1	(48)	—	—	—	(48)
Balance at September 30, 2026	175	$2	5	$(403)	$3,982	$1,891	$(667)	$4,805

Balance at June 30, 2025	173	$2	—	$—	$3,806	$468	$(631)	$3,645
Net income	—	—	—	—	—	1,266	—	1,266
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	27	27
Net transfers to 3M	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	41	—	—	41
Issuance of shares under equity awards, net of shares withheld for taxes	—	—	—	—	(2)	—	—	(2)
Balance at September 30, 2025	173	$2	—	$—	$3,854	$1,734	$(604)	$4,986
Nine Months Ended September 30, 2026 and September 30, 2025

	Common Stock		Treasury Stock
(Millions)	Shares	Par Value	Shares	Amount	Additional Paid-In-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	173	$2	—	$—	$3,876	$1,797	$(625)	$5,049
Net income	—	—	—	—	—	93	—	93
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(41)	(41)
Net transfers to 3M	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	130	—	—	130
Issuances of shares under equity awards and benefit plans, net of shares withheld for taxes	2	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	5	(403)	—	—	—	(403)
Balance at September 30, 2026	175	$2	5	$(403)	$3,982	$1,891	$(667)	$4,805

Balance at December 31, 2024	173	$2	—	$—	$3,771	$242	$(1,056)	$2,959
Net income	—	—	—	—	—	1,493	—	1,493
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	452	452
Net transfers to 3M	—	—	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	—	—	124	—	—	124
Issuance of shares under equity awards, net of shares withheld for taxes	—	—	—	—	(20)	—	—	(20)
Balance at September 30, 2025	173	$2	—	$—	$3,854	$1,734	$(604)	$4,986
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Solventum Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(Millions)	2026	2025
Cash Flows from Operating Activities
Net income	$93	$1,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	404	372
Pension and postretirement benefits	40	49
Stock-based compensation expense	131	124
Gain on sale of business	—	(1,518)
Purification and Filtration transaction costs	—	(86)
Deferred income taxes	(139)	(47)
Changes in assets and liabilities
Accounts receivable	(340)	36
Due from related parties	123	37
Inventories	(42)	(134)
Accounts payable	111	74
Due to related parties	(300)	18
Accrued compensation	(58)	(9)
All other operating activities — net	192	(135)
Net cash provided by operating activities	215	274

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(247)	(316)
Proceeds from sale of business	—	3,870
Other — net	3	(12)
Net cash (used in) provided by investing activities	(244)	3,542

Cash Flows from Financing Activities
Repayment of debt	—	(2,970)
Proceeds from debt, net of issuance costs	46	—
Net transfers from (to) 3M	2	(21)
Purchases of treasury stock	(403)	—
Other — net	(46)	49
Net cash used in financing activities	(401)	(2,942)

Effect of exchange rate changes on cash and cash equivalents	1	6

Net (decrease) increase in cash and cash equivalents	(428)	880
Cash and cash equivalents at beginning of period	878	762
Cash and cash equivalents at end of period	$451	$1,642

Supplemental Cash Flow Information
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for finance lease liability	$207	$—
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

NOTE 2. Revenue Recognition
Contract Balances
Unearned revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Approximately $134 million and $550 million of the December 31, 2025 balance was recognized as revenue during the three and nine months ended September 30, 2026, while approximately $98 million and $477 million of the December 31, 2024 balance was recognized as revenue during the three and nine months ended September 30, 2025.
Operating Lease Revenue
Sales of software and rental includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the MedSurg segment), which was $161 million and $470 million for the three and nine months ended September 30, 2026, and $157 million and $456 million for the three and nine months ended September 30, 2025.
Customer Concentration
No customer accounted for more than 10% of the Company’s revenues for the three and nine months ended September 30, 2026 or 2025. One customer accounted for approximately 11% of accounts receivable as of September 30, 2026 and no customers accounted for more than 10% of accounts receivable as of December 31, 2025.

NOTE 3. Acquisitions and Divestitures
Acquisitions
The Company had no acquisitions during the three and nine months ended September 30, 2026 or 2025.
In December 2025, the Company acquired Acera Surgical ("Acera"), a privately held bioscience company. Refer to the Company's 2025 Annual Report for additional details of the acquisition.

Total purchase consideration included a future payment that is contingent on the acquired business achieving a sales-based milestone on or before December 31, 2030. The payment owed upon achievement of the milestone is $125 million. The fair value of the future milestone payment was $80 million at December 31, 2025. The change in the fair value of the contingent payment for the nine months ended September 30, 2026 was an increase of $12 million, primarily due to sales performance, resulting in a fair value of $92 million at September 30, 2026. The contingent payment is classified as level 3 within the fair value hierarchy.
The Acera purchase price allocations are considered final as of September 30, 2026. During the nine months ended September 30, 2026, the Company recorded adjustments to the purchase price allocation of $15 million, primarily related to deferred taxes.
Divestitures
On September 1, 2025, Solventum completed the sale of its Purification and Filtration business to Thermo Fisher Scientific, Inc. ("Buyer"). Refer to the Company's 2025 Annual Report for additional details of the divestiture.
In connection with the sale, the Company entered into various transition service agreements to provide certain support services for a period of up to 24 months from the closing of the sale. As certain services were contracted at a price below fair market value, the Company recognized an unfavorable contract liability of $113 million. The liability is being recognized as services are provided over the terms of the agreements. During the three and nine months ended September 30, 2026, the Company recognized approximately $34 million and $104 million, respectively, of transition service income, including income related to the unfavorable contract liability, within selling, general and administrative expenses as an offset to costs incurred to support transition services provided to Buyer. As of September 30, 2026, the remaining balance of the unfavorable contract liability was $66 million.

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
The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment is as follows:

(Millions)	MedSurg	Dental Solutions	Health Information Systems	All Other	Total
Balance as of December 31, 2025	$4,246	$477	$873	$108	$5,704
Acquisition activity	(15)	—	—	—	(15)
Translation and other	(62)	(10)	(1)	—	(73)
Balance as of September 30, 2026	$4,169	$467	$872	$108	$5,616
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets are as follows:

	September 30,	December 31,
(Millions)	2026	2025
Customer related	$2,093	$2,099
Patents and other technology-based	2,048	2,049
Tradenames and other	637	637
Total gross carrying amount	4,777	4,785

Accumulated amortization — customer related	(866)	(778)
Accumulated amortization — patents and other technology-based	(1,266)	(1,122)
Accumulated amortization — tradenames and other	(328)	(293)
Total accumulated amortization	(2,460)	(2,193)

Total intangible assets — net	$2,317	$2,592

Amortization expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Amortization expense	$90	$77	$271	$235
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2026 is as follows:

(Millions)	Remainder of 2026	2027	2028	2029	2030	2031	After 2031
Amortization expense	$90	$355	$351	$312	$207	$204	$798

NOTE 5. Supplemental Financial Information
Other current assets included in the condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
(Millions)	2026	2025
Other current assets
Purification and filtration-related	$392	$387
Prepaid income taxes	152	116
Prepaid software	54	58
Other	152	170
Total other current assets	$750	$731

Purification and filtration-related in the table above includes receivables and other assets associated with post-closing activity with Buyer.
Other assets included in the condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
(Millions)	2026	2025
Other assets
Deferred taxes	$380	$263
Capitalized cloud-computing costs	237	203
Operating lease right-of-use	182	214
Other	147	134
Total other assets	$946	$814
Other current liabilities included in the condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
(Millions)	2026	2025
Other current liabilities
Accrued compensation	$259	$320
Accrued taxes	131	196
Accrued rebates	273	172
Accrued interest	42	71
Accrued legal	244	43
Purification and filtration-related	250	245
Other	312	346
Total other current liabilities	$1,511	$1,393

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
As of September 30, 2026, the amount of obligations outstanding that the Company has confirmed as valid to the financial institution under the SCF program was approximately $3 million. There were no obligations outstanding as of December 31, 2025.

NOTE 6. Property, Plant, and Equipment - Net
Property, plant and equipment - net consisted of the following:

	September 30,	December 31,
(Millions)	2026	2025
Property, plant and equipment - at cost
Buildings and leasehold improvements	$1,219	$873
Machinery and equipment	1,877	1,821
Construction in progress	426	499
Gross property, plant and equipment	3,522	3,193
Accumulated depreciation	(1,929)	(1,867)
Property, plant and equipment - net	$1,593	$1,326
In March 2026, the Company commenced a finance lease arrangement through April 2046 for its principal office in Eagan, Minnesota. The Company recorded a right-of-use asset of approximately $207 million related to the finance lease, included within Property, plant and equipment - net and reflected in the buildings and leasehold improvements line in the table above. The related finance lease liability is included in Finance leases and Other current liabilities on the Company's condensed consolidated balance sheets. The discount rate used to calculate the present value of lease payments was 6.47%.
Depreciation expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Depreciation expense	$38	$37	$113	$117

NOTE 7. Supplemental Equity and Comprehensive Income Information
Share Repurchase Program
In November 2025, Solventum's Board of Directors approved a share repurchase program, which authorizes the Company to purchase up to $1 billion of the Company's outstanding common stock. Under this program, the Company repurchased 0.6 million and 5.3 million shares of its common stock for total consideration of approximately $48 million and $403 million through open market repurchases during the three and nine months ended September 30, 2026, respectively. There were no repurchases made under this program in 2025.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
The table below presents the changes in accumulated other comprehensive income (loss) (“AOCI”), including the reclassifications out of AOCI by component:
Three months ended September 30, 2026

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2026, net of tax:	$(207)	$(465)	$3	$(669)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(8)	—	1	(8)
Amount of gain (loss) reclassified from AOCI	—	16	1	16
Total other comprehensive income (loss), before tax	(8)	16	1	9
Tax effect	(3)	(4)	—	(7)
Total other comprehensive income (loss), net of tax	(11)	12	1	2
Balance at September 30, 2026, net of tax:	$(218)	$(453)	$4	$(667)

Three months ended September 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025, net of tax:	$(112)	$(500)	$(19)	$(631)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(23)	55	6	38
Amount of gain (loss) reclassified from AOCI	—	6	3	9
Total other comprehensive income (loss), before tax	(23)	61	9	47
Tax effect	(1)	(17)	(2)	(20)
Total other comprehensive income (loss), net of tax	(24)	44	7	27
Balance at September 30, 2025, net of tax:	$(136)	$(456)	$(12)	$(604)
Nine months ended September 30, 2026

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025, net of tax:	$(130)	$(488)	$(8)	$(625)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	(80)	—	11	(70)
Amount of gain (loss) reclassified from AOCI	—	47	5	52
Total other comprehensive income (loss), before tax	(80)	47	16	(18)
Tax effect	(8)	(11)	(4)	(23)
Total other comprehensive income (loss), net of tax	(89)	35	12	(41)
Balance at September 30, 2026, net of tax:	$(218)	$(453)	$4	$(667)
Nine months ended September 30, 2025

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans	Cash Flow Hedging	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024, net of tax:	$(550)	$(526)	$20	$(1,056)
Other comprehensive income (loss), before tax:
Amount of gain (loss) recognized in AOCI	395	55	(37)	413
Amount of gain (loss) reclassified from AOCI	—	41	(4)	37
Total other comprehensive income (loss), before tax	395	96	(41)	450
Tax effect	19	(26)	9	2
Total other comprehensive income (loss), net of tax	414	70	(32)	452
Balance at September 30, 2025, net of tax:	$(136)	$(456)	$(12)	$(604)
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

NOTE 8. Income Taxes

The effective tax rates for the three months ended September 30, 2026 and 2025 were (6.5)% and 16.4%, respectively. The decrease in the effective tax rate is primarily attributable to the non-recurrence of tax expense associated with the Purification and Filtration divestiture incurred in the prior year.

The effective tax rates for the nine months ended September 30, 2026 and 2025 were 17.1% and 9.8%, respectively. The increase in the effective tax rate is primarily attributable to the non-recurrence of the prior year tax benefit related to the Purification and Filtration divestiture, as well as an unfavorable geographic mix of earnings.

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

NOTE 9. Long-Term Debt and Short-Term Borrowings
The carrying value includes the impact of debt issuance costs. Long-term debt and short-term borrowings as of September 30, 2026 and December 31, 2025 consisted of the following:

(Millions)	Currency	Effective Interest Rate	Final Maturity Date	Carrying Value
Description				September 30, 2026	December 31, 2025
Three year senior term loan credit facility	USD	5.24	2027	$110	$110
$1 billion 5.45 percent three year senior notes	USD	5.41	2027	349	349
$1.5 billion 5.40 percent five year senior notes	USD	5.43	2029	699	698
$1 billion 5.45 percent seven year senior notes	USD	5.52	2031	987	991
$1.65 billion 5.60 percent ten year senior notes	USD	5.69	2034	1,623	1,636
$1.25 billion 5.90 percent thirty year senior notes	USD	5.99	2054	1,210	1,209
$500 million 6.00 percent forty year senior notes	USD	6.10	2064	42	42
Other borrowings		2.15	2027	48	—
Total debt				5,068	5,035
Less: short-term borrowings and current portion of long-term debt				507	—
Long-term debt (excluding current portion)				$4,561	$5,035
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
At September 30, 2026, there are no amounts outstanding under the 5-year Revolving Credit Facility.
Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from the date of issue. There was no commercial paper outstanding as of September 30, 2026 or December 31, 2025.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of repayment such that total maturities equal the contractual value of long-term debt net of amounts repaid as of September 30, 2026. The maturities of long-term debt for the periods subsequent to September 30, 2026 are as follows (in millions):

Remainder of 2026	2027	2028	2029	2030	2031	After 2031	Total
$—	$460	$—	$703	$—	$1,000	$2,920	$5,083
Financial Instruments Not Measured at Fair Value
The fair values of cash equivalents, accounts receivable, and accounts payable approximated carrying values because of the short-term nature of these instruments. At September 30, 2026, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $4.4 billion compared to a carrying value of $4.6 billion. At December 31, 2025, the estimated fair value of the Company’s long-term debt obligations, comprised of both Senior Notes and Term Loan Credit Facilities with current portions excluded, was $5.2 billion compared to a carrying value of $5.0 billion. The fair value was estimated using quoted market prices for the publicly registered Senior Notes, which are classified as Level 2 within the fair value hierarchy. The fair values and principal values consider the terms of the related debt and exclude the impacts of debt discounts. Because there is no active market for trading outstanding term loans, the fair values of the Term Loan Credit Facilities are estimated to be equal to their respective carrying values.

NOTE 10. Pension and Postretirement Benefit Plans

Components of net periodic cost and other amounts recognized in other comprehensive (income) loss
Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2026 and 2025 are as follows:
Three months ended September 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2026	2025	2026	2025	2026	2025
Net periodic benefit cost (benefit)
Operating expense
Service cost - Operating	$6	$6	$4	$5	$1	$1
Non-operating expense
Interest cost	23	24	6	5	3	3
Expected return on plan assets	(32)	(31)	(6)	(6)	(2)	(2)
Amortization of net actuarial loss	16	16	—	—	1	1
Non-operating	7	9	(1)	(1)	1	2
Total net periodic benefit cost (benefit)	$13	$15	$4	$4	$2	$3

Nine months ended September 30,

	Qualified and Non-qualified Pension Benefits
	United States		International		Postretirement Benefits
(Millions)	2026	2025	2026	2025	2026	2025
Net periodic benefit cost (benefit)
Operating expense
Service cost - Operating	$18	$18	$13	$15	$2	$3
Non-operating expense
Interest cost	68	72	17	15	9	9
Expected return on plan assets	(95)	(93)	(18)	(18)	(7)	(6)
Amortization of prior service benefit	—	—	—	—	(1)	—
Amortization of net actuarial loss	47	48	(1)	—	2	3
Non-operating	20	27	(2)	(3)	3	6
Total net periodic benefit cost (benefit)	$38	$45	$11	$12	$5	$9
During the nine months ended September 30, 2026, the Company made cash contributions totaling $11 million to its international pension plans. In 2026, the Company expects to make total cash contributions of approximately $21 million to these plans. The Company funds annually, at a minimum, the statutorily required minimum amount for its qualified plans. Non-qualified plans are unfunded and we pay benefits from our cash on hand. Future contributions will depend on market conditions, interest rates and other factors.

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
As of September 30, 2026, the Company had a balance of $4 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. Of the total after-tax net unrealized balance as of September 30, 2026, Solventum expects to reclassify to earnings approximately $2 million of after-tax net unrealized gain over the next 12 months based on exchange rates as of September 30, 2026.

Fair Value Hedges - The Company enters into interest rate swaps to manage its exposure to changes in fair value of the Company's fixed-rate debt. Under these arrangements, the Company agrees to exchange, at specific intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. Gains and losses associated with interest rate swaps and changes in fair value of the hedged debt are recorded to interest expense in the period they occur. For the three and nine months ended September 30, 2026, the loss associated with the designated interest rate swaps and the change in fair value of the hedged debt was $12 million and $19 million, respectively. There were no derivative instruments designated in fair value hedging relationships for the three and nine months ended September 30, 2025.
In January 2026, the Company entered into an additional $100 million notional fixed-to-floating interest rate swap with a maturity date of March 2031. In February 2026, the Company entered into an additional $100 million notional fixed-to-floating interest rate swap with a maturity date of March 2033. These derivatives were designated as fair value hedges of the Company's Senior Notes.
At September 30, 2026, the total notional amount of interest rate swaps designated as fair value hedges was $300 million.
Net Investment Hedges - The Company enters into cross-currency swaps to hedge portions of the Company’s investment in foreign operations and manage foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains and losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Amounts excluded from the assessment of effectiveness are recognized in interest expense using the spot method. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the foreign operation.
For the three and nine months ended September 30, 2026, the Company recognized a pre-tax gain of $11 million and $35 million, respectively, as adjustments to cumulative translation within other comprehensive income (loss). For the three and nine months ended September 30, 2025, the Company recognized in cumulative translation within other comprehensive income (loss) a pre-tax gain of $4 million and a pre-tax loss of $74 million, respectively.
At September 30, 2026, the total notional amount of cross-currency swaps designated as net investment hedges was approximately $1.2 billion.
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
Statement of Income Location and Impact of Derivative Instruments
The impact to income related to both derivative instruments designated in cash flow hedging relationships and those not designated as hedging instruments for the three and nine months ended September 30, 2026 and 2025 were not material. The impact from derivative instruments designated in cash flow hedging relationships was reflected within cost of sales and the impact from derivatives not designated as hedging instruments was reflected within other expense (income), net on the condensed consolidated statements of income.
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	September 30,	December 31,		September 30,	December 31,		September 30,	December 31,
	2026	2025		2026	2025		2026	2025
Derivatives designated as hedging instruments
Foreign currency forward contracts	$206	$293	Other current assets	$5	$3	Other current liabilities	$2	$10
Foreign currency forward contracts	99	96	Other assets	2	1	Other liabilities	—	2
Interest rate swaps	300	100	Other assets	—	—	Other liabilities	19	1
Cross-currency swaps	1,185	1,185	Other assets	5	—	Other liabilities	41	71
Total derivatives designated as hedging instruments	$1,790	$1,674		$12	$4		$62	$84

Derivatives not designated as hedging instruments
Foreign currency forward contracts	$353	$481	Other current assets	$4	$1	Other current liabilities	$3	$3
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

NOTE 12. Commitments and Contingencies
Legal Proceedings
Solventum is the subject of numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, product liability (involving products that the Company now or formerly manufactured and sold, including products made by the Health Care Business Group at 3M), intellectual property, commercial, antitrust, and federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws in the United States and other jurisdictions. Unless otherwise stated, Solventum is vigorously defending any litigation and proceedings involving these matters. From time to time, Solventum also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. Solventum generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against Solventum and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in an award of damages or the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief.
Process for Disclosure and Recording of Liabilities Related to Legal Proceedings
Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts that may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses. The Company's ability to predict outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time. During the three and nine months ended September 30, 2026, the Company recognized zero and $204 million in legal charges. During the three and nine months ended September 30, 2025, the Company recognized zero and $12 million in legal charges, respectively. During the nine months ended September 30, 2026 and 2025, the Company made payments of $1 million and $16 million, respectively, related to legal settlements, which reduced the accrued litigation balance. At September 30, 2026 and December 31, 2025, accrued litigation costs were $234 million and $31 million, respectively.
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
In addition to the federal MDL cases, there are eight filed state court personal injury cases relating to the Bair Hugger patient warming systems, including a multi-plaintiff case of amputees in Ramsey County, Minnesota.
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
Warranties/Guarantees
The Company had approximately $96 million and $82 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at September 30, 2026 and December 31, 2025, respectively. These instruments are utilized in connection with normal business activities. Furthermore, the Company does not disclose information on its product warranties, as management considers the balance immaterial to its consolidated results of operations and financial condition.
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

In April 2026, the U.S. Customs and Border Protection ("CBP") agency formalized a process for refunds. In June 2026, the Company submitted requests for refunds that were accepted by the CBP totaling approximately $120 million, including interest. The Company recognized a corresponding receivable in other current assets for the total amount and a pre-tax benefit of $100 million to cost of product within the condensed consolidated financial statements in the second quarter of 2026. Other assets decreased by $14 million for tariffs previously capitalized as a cost of hardware. The Company has recovered $118 million of the receivable as of September 30, 2026.

NOTE 13. Restructuring
Transform for the Future
In November 2025, the Company approved its new multiyear 'Transform for the Future' global initiative (the "Program") to further enable its long-term growth strategy and ensure it's best positioned to compete-to-win in a rapidly changing healthcare environment. Designed to transform the cost structure, enhance operational efficiency, and reposition for profitable growth, the primary activities of the Program include operating structure optimization and workforce reorganization, procurement and cost management, supply chain, manufacturing and global footprint optimization, and streamlining systems and increased automation to improve operational efficiency. Once fully implemented, the four-year program is expected to generate approximately $500 million in annual cost savings, a portion of which will be reinvested in strategic growth initiatives. Since inception of the program the Company has incurred costs of $182 million. Over the life of the Program, the Company anticipates total pretax costs will be approximately $500 million.
The related restructuring charges for periods presented were recorded in the consolidated statements of income as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Cost of product	$11	$—	$22	$—
Cost of software and rentals	—	—	—	—
Selling, general and administrative expenses	38	—	105	—
Research and development expenses	—	—	3	—
Total operating income impact	$50	$—	$130	$—
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits	Other Restructuring-related	Total
Expense incurred in 2025	$42	$11	$53
Non-cash changes	(4)	—	(4)
Cash payments	(4)	(7)	(11)
Accrued liabilities as of December 31, 2025	$34	$5	$39
Expense incurred in first quarter of 2026	$2	$35	$37
Non-cash changes	2	—	2
Cash payments	(16)	(6)	(22)
Accrued liabilities as of March 31, 2026	$22	$34	$56
Expense incurred in second quarter of 2026	$11	$31	$42
Non-cash changes	—	(8)	(8)
Cash payments	(10)	(39)	(48)
Accrued liabilities as of June 30, 2026	$24	$18	$42
Expense incurred in third quarter of 2026	$7	$43	$50
Non-cash changes	—	(11)	(11)
Cash payments	(12)	(29)	(41)
Accrued liabilities as of September 30, 2026	$18	$21	$40
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
The related restructuring charges for periods presented were recorded in the consolidated statements of income as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Cost of product	$—	$(2)	$—	$9
Cost of software and rentals	—	—	—	—
Selling, general and administrative expenses	(2)	4	2	14
Research and development expenses	1	—	1	5
Total operating income impact	$(1)	$2	$2	$28
Restructuring actions, including cash and non-cash impacts, are as follows:

(Millions)	Employee Termination Benefits and Other
Accrued liabilities as of December 31, 2024	$53
Expense incurred in 2025	27
Non-cash changes	(4)
Cash payments	(67)
Accrued liabilities as of December 31, 2025	$9
Expense incurred in first quarter of 2026	$3
Cash payments	(6)
Accrued liabilities as of March 31, 2026	$6
Expense incurred in second quarter of 2026	$—
Cash payments	(3)
Accrued liabilities as of June 30, 2026	$3
Expense incurred in third quarter of 2026	$(1)
Cash payments	$(1)
Accrued liabilities as of September 30, 2026	$1
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
The computations for basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss)	$(12)	$1,266	$93	$1,493

Denominator:
Weighted average common shares outstanding – basic	170.8	174.3	172.6	174.0
Dilution associated with stock-based compensation plans	—	1.1	1.0	1.1
Weighted average common shares outstanding – diluted	170.8	175.4	173.6	175.1

Basic earnings per share	$(0.07)	$7.26	$0.54	$8.58
Diluted earnings per share	$(0.07)	$7.22	$0.54	$8.53

Antidilutive shares	5.8	4.3	3.3	4.1

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

Employee Stock Purchase Plan
Solventum offers an Employee Stock Purchase Plan (“ESPP”) which provides substantially all employees the option to purchase company stock through payroll deductions at a 15% discount, calculated based on the closing market price of Solventum stock at the end of the offering period. The plan provides two six-month offering periods, commencing on January 1 and July 1. An aggregate of 4.0 million shares of the Company’s common stock has been authorized for issuance under the ESPP. Expense related to the ESPP was immaterial for the three and nine months ended September 30, 2026.
Stock-Based Compensation Expense
Amounts recognized in the condensed consolidated financial statements related to both stock-based compensation awards, including stock options, RSUs, and PSUs, and the Company's ESPP are provided in the following table. Total stock-based compensation expense recognized in cost of product and cost of software and rentals has been combined in the table below within cost of sales. Capitalized stock-based compensation amounts were not material.

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Cost of sales	$2	$2	$10	$10
Selling, general and administrative expenses	37	36	108	100
Research and development expenses	3	3	12	14
Stock-based compensation expenses	42	41	131	124
Income tax benefits (expense)	(6)	(6)	(21)	(17)
Stock-based compensation expenses, net of tax	$37	$35	$110	$107

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
•Separation related adjustments, which are the net impact of certain assets and liabilities that were retained by 3M and those that were transferred to Solventum as of March 31, 2024. This activity, including adjustments since the Spin-Off, is reflected in the “Net transfers to 3M” line item of the condensed consolidated statements of changes in equity.
•Transition agreement expenses for the three and nine months ended September 30, 2026 were $86 million and $288 million, respectively, and for the three and nine months ended September 30, 2025 were $145 million and $417 million, respectively, and are related to services received under transition agreements between the Company and 3M and its affiliates. These expenses are reflected in cost of product and operating expense (which is comprised of selling, general and administrative and research and development expenses) on the Company's condensed consolidated statements of income.
•Master Supply Agreements - The Company recognized revenue and cost of sales associated with products sold to 3M of $16 million and $11 million, respectively, for the three months ended September 30, 2026. The Company recognized revenue and cost of sales associated with products sold to 3M of $56 million and $37 million, respectively, for the nine months ended September 30, 2026. The Company recognized revenue and cost of sales associated with products sold to 3M of $22 million and $17 million, respectively, for the three months ended September 30, 2025. The Company recognized revenue and cost of sales associated with products sold to 3M of $64 million and $48 million, respectively, for the nine months ended September 30, 2025. Cost of product related to purchases from 3M under the master supply agreements was $26 million and $144 million for the three and nine months ended September 30, 2026, respectively, and $64 million and $185 million for the three and nine months ended September 30, 2025, respectively.
Related Party Transactions
The Company had the following transactions with 3M and its affiliates, primarily in connection with the transition and master supply agreements, reported in the Company’s condensed consolidated financial statements:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Net sales of product	$16	$22	$56	$64
Cost of product	76	167	322	481
Selling, general and administrative expenses	47	67	153	193
Research and development expenses	1	2	4	8
Current amounts due from and due to 3M under various agreements described above are recognized within the due from related parties and due to related parties, as applicable, in the condensed consolidated financial statements. There were no non-current amounts due to 3M at September 30, 2026.

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
Consistent accounting policies have been applied on a consolidated basis as well as by all segments for all reporting periods.

Business Segment Information and Disaggregated Net Sales

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2026	2025	2026	2025
Advanced Wound Care	$528	$485	$1,561	$1,400
Infection Prevention and Surgical Solutions	683	722	2,256	2,182
MedSurg	1,211	1,206	3,818	3,581
Dental Solutions	317	340	1,067	1,006
Health Information Systems	356	345	1,052	1,012
Total reportable segment net sales	1,884	1,891	5,937	5,600
Purification and Filtration	—	128	—	497
All Other	64	77	227	230
Total net sales	$1,949	$2,096	$6,165	$6,327

	Three months ended September 30,		Nine months ended September 30,
Cost of Sales (Millions)	2026	2025	2026	2025
MedSurg	$584	$599	$1,801	$1,750
Dental Solutions	114	118	357	350
Health Information Systems	81	80	244	259

	Three months ended September 30,		Nine months ended September 30,
Operating Expenses (Millions)*	2026	2025	2026	2025
MedSurg	$433	$405	$1,307	$1,213
Dental Solutions	140	134	429	394
Health Information Systems	126	131	384	391
* Operating expenses are comprised of selling, general and administrative expenses and research and development expenses as shown on the condensed consolidated statements of income.
	Three months ended September 30,		Nine months ended September 30,
Operating Performance (Millions)	2026	2025	2026	2025
MedSurg	$194	$203	$710	$619
Dental Solutions	64	87	281	262
Health Information Systems	149	134	424	363
Total reportable segment operating income	406	424	1,416	1,244
Purification and Filtration	—	26	—	96
All Other	10	12	41	31
Amortization expense	(90)	(77)	(271)	(235)
Corporate and Unallocated	(259)	1,305	(856)	921
Total operating income	68	1,690	329	2,057

Interest expense, net	68	89	194	296
Loss on extinguishment of debt, net	—	82	—	82
Other expense/(income), net	10	5	23	24
Income (loss) before income taxes	$(11)	$1,514	$112	$1,655

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Solventum Corporation's ("Solventum," "we," "our," "us," or the "Company") condensed consolidated financial statements and corresponding notes elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Solventum for the three and nine months ended September 30, 2026 and 2025. For full understanding of the Company’s financial condition and results of operations, the discussion below should be read alongside the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that are based upon current expectations and are subject to uncertainty and changes in circumstances. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, and particularly in Item 1A, “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K and as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Separation of Health Information Systems Business
On August 5, 2026, the Company announced its intention to pursue a separation of its Health Information Systems business as part of the company's ongoing portfolio optimization strategy. The company is evaluating a range of separation pathways with the objective of maximizing shareholder value that position both businesses for long-term success, accelerated innovation and enhanced growth opportunities.
Economic Environment - Tariffs

In 2025, the United States government announced tariffs on imported goods from certain countries. In response, some of those countries threatened or imposed retaliatory tariffs and other measures. On February 20, 2026, the United States Supreme Court issued a decision concluding that the International Emergency Economic Powers Act (the "IEEPA") does not provide authority for the President to impose tariffs. During 2025, certain tariffs that impacted us were imposed under this statute pursuant to presidential executive order. The IEEPA tariffs were refunded in 2026. The U.S. has subsequently implemented new tariffs under different authorities, including Sections 122, 301, 338 and 232. The Company will continue to monitor developments.
IEEPA tariff refunds are accounted for as a gain contingency and are recognized in the financial statements when fully realized or realizable. Refunds attributed to inventory previously sold are recorded as a reduction to cost of product and refunds attributed to hardware units are recorded as a reduction to carrying value of the capitalized assets.

In April 2026, the U.S. Customs and Border Protection ("CBP") agency formalized a process for refunds. In June 2026, the Company submitted requests for refunds that were accepted by the CBP totaling approximately $120 million, including interest. The Company has recovered $118 million of the receivable as of September 30, 2026.

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
The Company's sales in the third quarter of 2026 were negatively impacted as customers reduced inventory to normal levels following a second quarter 2026 benefit of approximately $125 million from advanced customer ordering in connection with the Company's July 2026 U.S. enterprise resource planning ("ERP") deployment.
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

Segment and Total Company Net Sales

	Three months ended September 30,		Increase/(Decrease)
(Millions)	2026	2025	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$528	$485	8.9%	0.2%	8.7%	7.2%	1.5%
Infection Prevention and Surgical Solutions	683	722	(5.3)	0.4	(5.7)	—	(5.7)
MedSurg	1,211	1,206	0.4	0.3	0.1	2.9	(2.8)
Dental Solutions	317	340	(6.7)	0.7	(7.4)	—	(7.4)
Health Information Systems	356	345	3.3	0.1	3.2	(1.2)	4.4
Purification and Filtration	—	128	NM	NM	NM	NM	NM
All Other	64	77	(15.9)	(0.4)	(15.5)	—	(15.5)
Total Company	$1,949	$2,096	(7.0)%	0.3%	(7.3)%	(4.5) %	(2.8)%

	Nine months ended September 30,		Increase/(Decrease)
(Millions)	2026	2025	Reported Growth	Currency Impact	Constant Currency	Other	Organic Growth
Segment Sales
Advanced Wound Care	$1,561	$1,400	11.5%	1.2%	10.3%	6.7%	3.6%
Infection Prevention and Surgical Solutions	2,256	2,182	3.4	1.6	1.8	—	1.8
MedSurg	3,818	3,581	6.6	1.5	5.1	2.6	2.5
Dental Solutions	1,067	1,006	6.0	2.3	3.7	—	3.7
Health Information Systems	1,052	1,012	4.0	0.4	3.6	(1.2)	4.8
Purification and Filtration	—	497	NM	NM	NM	NM	NM
All Other	227	230	(1.0)	1.1	(2.1)	—	(2.1)
Total Company	$6,165	$6,327	(2.6)%	1.3%	(3.9)%	(6.8) %	2.9%

Segment and Total Company Operating Income

	Three months ended September 30,
(Millions)	2026	2025	2026 vs 2025 change
Segment Operating Income
MedSurg	$194	$203	(4.4)%
Dental Solutions	64	87	(27.0)
Health Information Systems	149	134	11.1
Purification and Filtration	—	26	NM
All Other	10	12	(14.0)
Corporate and Unallocated	(349)	1,228	(128.4)
Total Company	$68	$1,690	(96.0)%

	Nine months ended September 30,
(Millions)	2026	2025	2026 vs 2025 change
Segment Operating Income
MedSurg	$710	$619	14.6%
Dental Solutions	281	262	7.4
Health Information Systems	424	363	17.0
Purification and Filtration	—	96	NM
All Other	41	31	29.0
Corporate and Unallocated	(1,127)	686	(264.4)
Total Company	$329	$2,057	(84.0)%

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
Percent change information compares the three and nine months ended September 30, 2026 with the same period for the prior year, unless otherwise indicated.

	Three months ended September 30, 2026
(Millions)	United States	International	Worldwide
Net sales	$1,131	$818	$1,949
% of worldwide sales	58.0%	42.0%	100.0%
Increase/(decrease)
Organic growth	(4.2)%	(1.0)%	(2.8)%
Other	(0.3)	(10.0)	(4.5)
Constant currency	(4.5)	(11.0)	(7.3)
Currency impact	—	0.7	0.3
Reported growth	(4.5)%	(10.3)%	(7.0)%

	Nine months ended September 30, 2026
(Millions)	United States	International	Worldwide
Net sales (millions)	$3,605	$2,560	$6,165
% of worldwide sales	58.5%	41.5%	100.0%
Increase/(decrease)
Organic growth	4.5%	0.7%	2.9%
Other	(1.9)	(12.7)	(6.8)
Constant currency	2.6	(12.0)	(3.9)
Currency impact	—	3.0	1.3
Reported growth	2.6%	(9.0)%	(2.6)%
Additional information beyond what is included in the preceding table is as follows:
Third quarter 2026 results:
•In the United States geographic area, both total and organic sales decreased. Organic sales declined in both MedSurg and Dental Solutions due to the impact of the Company's ERP deployment in July 2026, which drove approximately $125 million of advanced customer ordering in the second quarter of 2026. The decline was partially offset by an increase in Health Information Systems. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025, partially offset by sales from the December 2025 acquisition of Acera.
•In the International geographic area, both total and organic sales decreased. Organic sales declined in MedSurg, partially offset by increases in Dental Solutions and Health Information Systems. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025.
First nine months 2026 results:
•In the United States geographic area, both total and organic sales increased. Organic sales growth occurred in all business segments led by MedSurg and Health Information Systems. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025, partially offset by sales from the December 2025 acquisition of Acera.
•In the International geographic area, total sales decreased while organic sales increased. Organic growth was led by Dental Solutions and Health Information Systems, slightly offset by a decline in MedSurg. Other is comprised of lost sales due to the divestiture of the Purification and Filtration business in September 2025.

Managing currency risks
Refer to Note 11 to the condensed consolidated financial statements for additional details on the Company's hedging program.
Foreign currency had a positive worldwide impact on sales for the third quarter 2026 compared to the same period last year. Solventum estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $6 million and $16 million for the three and nine months ended September 30, 2026, respectively.
Financial condition
Refer to the section entitled “—Financial Condition and Liquidity” below for a discussion of items impacting cash flows.
Results of Operations
Net Sales
Refer to the preceding “—Overview” section and the “—Performance by Business Segment” section later in MD&A for discussion of sales change.
Operating Expenses

	Three months ended September 30,			Nine months ended September 30,
(Percent of corresponding net sales)	2026	2025	Change	2026	2025	Change
Cost of product	53.8%	53.1%	0.7%	51.1%	52.4%	(1.3)%
Cost of software and rentals	22.5	22.7	(0.2)	22.8	24.3	(1.5)
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
Cost of product, measured as a percent of sales of product, increased in the third quarter of 2026 as compared to the same period last year. The increase was primarily driven by the impact of additional freight, warehousing and other costs related to supporting the Company's U.S. ERP deployment.
Cost of product, measured as a percent of sales of product, decreased for the first nine months of 2026 as compared to the same period last year. The decrease was primarily driven by the IEEPA tariff refunds of $100 million received in 2026. Inflation and incremental new tariff activity was partially offset by savings programs.
Cost of Software and Rentals
Cost of software and rentals includes compensation-related costs associated with installation, training and maintenance for our software products, and depreciation, maintenance and refurbishment costs and logistics costs related to our hardware rental units.
Cost of software and rentals, measured as a percent of sales of software and rentals, decreased during both the third quarter and first nine months of 2026 as compared to the same periods last year driven by benefits from both price and product mix.

	Three months ended September 30,			Nine months ended September 30,
(Percent of total net sales)	2026	2025	Change	2026	2025	Change
Selling, general and administrative (SG&A)	41.7%	37.2%	4.5%	41.6%	36.7%	5.0%
Research and development (R&D)	9.3	8.7	0.6	8.9	8.9	—
Gain on sale of business	—	(72.4)	72.4	—	(24.0)	24.0
Operating income	3.5	80.6	(77.1)	5.3	32.5	(27.2)

Selling, General and Administrative
SG&A, measured as a percent of total net sales, increased in both the third quarter and first nine months of 2026 when compared to the same period last year. The increase in the third quarter was driven by higher costs associated with our transform for the future restructuring program and lower sales due to our July ERP deployment. The increase for the nine months ended was primarily driven by our transform for the future restructuring, accrued legal expenses, partially offset by insurance recoveries, and higher costs associated with activities to separate operations from 3M.
Research and Development
R&D, measured as a percent of total net sales, increased in the third quarter and remained flat for the first nine months of 2026 when compared to the same period last year. The increase in the third quarter was driven by the impact of additional amortization expense from the acquisition of Acera, partially offset by higher capitalized software development costs.
Gain on Sale of Business
The Company completed the sale of the Purification and Filtration business in the third quarter of 2025. This resulted in a net gain of $1.5 billion for both the third quarter and first nine months of 2025.
Interest Expense, Net and Other Expense (Income), Net

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Interest expense, net	$68	$89	$194	$296
Loss on debt extinguishment, net	—	82	—	82
Other expense (income), net	10	5	$23	$24

Interest expense, net includes interest accrued on debt obligations, offset by interest income from cash and marketable securities. Interest expense, net decreased for both the three and nine months ended September 30, 2026 as compared to the same period last year due to lower interest expense as a result of lower debt outstanding.

Loss on debt extinguishment, net includes charges incurred in the third quarter of 2025 from the differential between carrying value and the amount paid to acquire the tendered Senior Notes and related expenses. These charges were partially offset by the gain from interest rate swaps entered into and subsequently settled in connection with the sale of the Purification and Filtration business.

Other expense (income), net includes the non-service component of periodic pension cost, investment gains and losses, and foreign currency transaction gain (loss). Other expense (income), net increased for the three months ended September 30, 2026 as compared to the same period last year primarily due to higher foreign currency transaction losses. Other expense (income), net decreased slightly for the nine months ended September 30, 2026 as compared to the same period last year primarily due to lower periodic pension costs, higher gains on investments, largely offset by higher foreign currency transaction losses.
Provision for (benefit from) Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income/loss)	2026	2025	2026	2025
Effective tax rate	(6.5)%	16.4%	17.1%	9.8%

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
MedSurg (62.1% and 61.9% of consolidated sales for the three and nine months ended September 30, 2026)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Net sales	$1,211	$1,206	$3,818	$3,581
Increase/(decrease)
Organic growth	(2.8)%	1.1%	2.5%	3.6%
Other	2.9	—	2.6	(0.3)
Constant currency	0.1	1.1	5.1	3.3
Currency impact	0.3	1.0	1.5	0.1
Reported growth	0.4%	2.1%	6.6%	3.4%

Business segment operating income	$194	$203	$710	$619
Percent change	(4.4)%	(16.5)%	14.6%	(8.7)%
Percent of sales	16.0%	16.8%	18.6%	17.3%
Third quarter 2026 results:
Sales in MedSurg were up 0.4%:
•Organic decline was impacted by approximately $85 million or 7% due to second quarter advanced order timing ahead of the Company's U.S. ERP deployment in July. Excluding the impact of advanced order timing, sales volumes grew in both our Infection Prevention and Surgical Solutions and Advanced Wound Care businesses. Growth was led by our I.V. site management and negative pressure wound therapy products. Growth was partially impacted by our SKU rationalization program, which had a larger impact on our Infection Prevention and Surgical Solutions business.
•Other includes sales from the Company's December 2025 acquisition of Acera.
•Foreign currency translation positively impacted sales by 0.3%
Business segment operating income margin decreased slightly when compared to the same period last year. The decrease was driven by ERP order timing, higher business investments and compensation, partly offset by lower tariff costs and savings benefits from our Transform for the Future program.
First nine months 2026 results:
Sales in MedSurg were up 6.6%:
•Organic growth was driven by both volumes in our I.V. site management products, including Tegaderm CHG, within our Infection Prevention and Surgical Solutions business and negative pressure wound therapy products in our Advanced Wound Care business growth. Growth was partially offset by our SKU rationalization program, which had a larger impact on our Infection Prevention and Surgical Solutions business.

•Other includes sales from the Company's December 2025 acquisition of Acera.
•Foreign currency translation positively impacted sales by 1.5%.
Business segment operating income margin increased when compared to the same period last year. The increase was primarily driven by recognition of receivables for IEEPA tariff refunds. Benefits from cost savings programs, including Transform for the Future, have largely offset impacts from inflation, tariffs and incremental investments.

Dental Solutions (16.3% and 17.3% of consolidated sales for the three and nine months ended September 30, 2026)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Net sales	$317	$340	$1,067	$1,006
Increase/(decrease)
Organic growth	(7.4)%	6.5%	3.7%	2.5%
Other	—	—	—	(0.3)
Constant currency	(7.4)	6.5	3.7	2.3
Currency impact	0.7	1.9	2.3	0.5
Reported growth	(6.7)%	8.4%	6.0%	2.8%

Business segment operating income	$64	$87	$281	$262
Percent change	(27.0)%	18.7%	7.4%	(5.4)%
Percent of sales	20.1%	25.7%	26.4%	26.1%
Third quarter 2026 results:
Sales in Dental Solutions were down 6.7%:
•Organic decline was impacted by approximately $35 million due to second quarter advanced order timing ahead of the Company's U.S. ERP deployment in July. Excluding the impact from the advanced order timing, both volume and price contributed to growth, led by new products launched in the prior year.
•Foreign currency translation positively impacted sales by 0.7%.
Business segment operating income margin decreased when compared to the same period last year, primarily driven by the impact of ERP related order timing. The impact from inflation and tariffs was largely offset by programmatic savings.
First nine months 2026 results:
Sales in Dental Solutions were up 6.0%:
•Organic growth was driven by both restorative and prevention solutions and orthodontics solutions. Both volume and price contributed to growth, led by new products launched in the prior year.
•Foreign currency translation positively impacted sales by 2.3%.
Business segment operating income margin increased when compared to the same period last year due to both price and portfolio mix benefits. Impacts from inflation and incremental investments were partially offset by programmatic savings and the Company's Transform for the Future program.

Health Information Systems (18.3% and 17.1% of consolidated sales for the three and nine months ended September 30, 2026)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2026	2025	2026	2025
Net sales	$356	$345	$1,052	$1,012
Increase/(decrease)
Organic growth	4.4%	5.6%	4.8%	4.2%
Other	(1.2)	—	(1.2)	—
Constant currency	3.2	5.6	3.6	4.2
Currency impact	0.1	0.3	0.4	0.1
Reported growth	3.3%	5.9%	4.0%	4.3%

Business segment operating income	$149	$134	$424	$363
Percent change	11.1%	27.4%	17.0%	14.5%
Percent of sales	41.7%	38.8%	40.3%	35.8%
Third quarter 2026 results:
Sales in Health Information Systems were up 3.3%:
•Organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.1%.
Business segment operating income margin increased when compared to the same period last year, driven by favorable price, higher capitalized software costs and savings from Transform for the Future, partially offset by business investments.
First nine months 2026 results:
Sales in Health Information Systems were up 4.0%:
•Positive organic growth was driven by continued adoption of our Solventum™ 360 EncompassTM and performance management solutions.
•Clinician productivity solutions declined primarily due to impacts from changing market conditions.
•Foreign currency translation positively impacted sales by 0.4%.
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
The Company had approximately $96 million and $82 million in bank guarantees, surety bonds, and other similar instruments issued and outstanding at September 30, 2026 and December 31, 2025, respectively. These instruments are utilized in connection with normal business activities.

Commercial Paper
On March 4, 2024, the Company entered into a commercial paper program that allows it to issue up to $2.0 billion aggregate principal amount of short-term notes to finance short-term liabilities. Any such issuance will mature within 364 days from the date of issue. There was no commercial paper outstanding as of September 30, 2026 or December 31, 2025.
Cash, cash equivalents and marketable securities
As of September 30, 2026, Solventum had $451 million of cash and cash equivalents, of which approximately $365 million was held by the Company’s foreign subsidiaries and approximately $86 million was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. As of December 31, 2025, Solventum had $878 million of cash and cash equivalents, of which approximately $800 million was held by the Company’s foreign subsidiaries and $78 million was held in the United States. There were immaterial amounts of marketable securities at both September 30, 2026 and December 31, 2025.
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

	Nine months ended September 30,
(Millions)	2026	2025
Cash provided by (used in):
Operating activities	$215	$274
Investing activities	(244)	3,542
Financing activities	(401)	(2,942)
Effect of exchange rate changes on cash and cash equivalents	1	6
Net increase (decrease) in cash and cash equivalents	$(428)	$880
Operating Activities
In the first nine months of 2026, cash flows provided by operating activities decreased compared to the first nine months of 2025 primarily due to an increase in accounts receivable balances, higher payments made in connection with the exit of certain transition agreements with 3M, and higher payments for annual incentive compensation.
Investing Activities
The decrease in investing activities compared to the first nine months of 2025 is related to proceeds from sale of the Purification and Filtration business in September 2025.
Financing Activities
In the first nine months of 2026, cash flows used in financing activities decreased as compared to the first nine months of 2025, primarily due to the Company's repayment of $1.9 billion of senior notes via tender offers upon completion of the sale of the Purification and Filtration business and $770 million repayment of outstanding principal issued under the senior term loan credit facility in the third quarter of 2025. Activity for the first nine months of 2026 primarily relates to the Company's share repurchase program that commenced during the year.
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
•failure to realize the expected benefits of the restructuring programs;
•inability to successfully deploy our new ERP system and any disruption to our business as a result of such deployment;
•the impact of the Spin-Off on Solventum's businesses and the risk that the Spin-Off may be more difficult, time-consuming or costly than expected, including the impact on Solventum's resources, systems, procedures and controls, diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the SEC from time to time, including the risk factors discussed in Solventum’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated in this Quarterly Report on Form 10-Q.
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
Changes in Internal Controls Over Financial Reporting
During the quarter ended September 30, 2026, the Company has completed the final two waves of the implementation of its new SAP enterprise resource planning system. This implementation included changes to certain financial processes and related internal controls. The Company has implemented controls to address the impact of these changes to processes and procedures and will continue to monitor the effectiveness of internal controls over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOLVENTUM CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2026
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or our industry, as well as risks that affect businesses in general. In addition to the factors set forth under the caption "Cautionary Note Concerning Forward-Looking Statements" set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and the risk factor set forth below, which updates, and should be read in conjunction with, the risk factors disclosed in such Annual Report on Form 10-K. Other than the risk factor set forth below, we believe there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks related to Solventum's review of strategic alternatives for its health information system business

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
Issuer Purchases of Equity Securities
The following table summarizes the Company's stock repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (1)
June 30, 2026 through July 30, 2026	222,450	$78.98	222,450	$627,589,730
July 31, 2026 through August 28, 2026	172,181	$87.50	172,181	$612,524,729
August 31, 2026 through September 29, 2026	175,874	$89.74	175,874	$596,741,971
Total	570,505	$84.87	570,505	$596,741,971
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement" or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Shareholder Nominations
The Company’s definitive proxy statement for the 2026 annual meeting of shareholders of the Company, which was filed with the SEC on March 27, 2026, contained typographical errors in the section entitled “Questions & Answers About The Annual Meeting—What do I need to know to submit proposals and what are the deadlines to propose actions for consideration or to nominate individuals to serve as directors at the 2027 annual meeting of shareholders?” concerning the deadline for shareholders to bring nominations for directors or a proposal that a shareholder intends to present, but does not intend to have included in the Company's proxy statement and form of proxy at the Company’s 2027 annual meeting of shareholders. The corrected deadline is February 12, 2027, as set forth below.
Requirements for Director Nominees to Be Considered for Inclusion in our Proxy Materials (“Proxy Access”).
•Pursuant and subject to the proxy access provisions in our Bylaws, a shareholder or group of up to twenty shareholders, owning three percent or more of our outstanding common stock continuously for at least three years may nominate and include in our proxy materials director nominees constituting up to the greater of two directors or twenty percent of the number of directors then in office. Shareholder requests to include director nominees in our proxy statement and form of proxy relating to the 2027 annual meeting of shareholders must be delivered to our Corporate Secretary not earlier than January 15, 2027 and not later than the close of business on February 12, 2027.
•In addition, the notice must set forth the information required by our Bylaws with respect to each director nomination that a shareholder requests for inclusion in our proxy materials.
•Notice Requirements for Other Director Nominees or Shareholder Proposals to Be Brought Before the 2027 Annual Meeting of Shareholders.
•Notice of any director nomination or a proposal that a shareholder intends to present at the 2027 annual meeting of shareholders, but does not intend to have included in our proxy statement and form of proxy relating to the 2027 annual meeting of shareholders, must be delivered to our Corporate Secretary not earlier than the close of business on January 15, 2027 and not later than the close of business on February 12, 2027.
•In addition, the notice must set forth the information required by our Bylaws with respect to each director nomination or other proposal.
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

Filed herewith, in addition to items, if any, specifically identified above:

(10.1)	Amendment No. One, dated October 26, 2026 to the Master Supply Agreement by and between Solventum Corporation, a Delaware corporation and 3M Company, a Delaware Corporation (filed herewith).
(10.2)	Amendment No. One, dated October 26, 2026, to the Reverse Master Supply Agreement by and between Solventum Corporation, a Delaware corporation and 3M Company, a Delaware Corporation (filed herewith).
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOLVENTUM CORPORATION
(Registrant)

Date: November 5, 2026
	By	/s/ Wayde McMillan
Wayde McMillan,
Executive Vice President and Chief Financial Officer (Mr. McMillan is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)